Form 10-Q
period 1997-07-05
JETFAX INC
filed 1997-08-19
CIK 872901

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 5, 1997.
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from           to          .

     Commission File Number  0-22561



                             J E T F A X,   I N C.
            (Exact name of Registrant as specified in its charter)



                    Delaware                                 77-0182451
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)



              1376 Willow Road, Menlo Park, California       94025
             (Address of principal executive offices)      (Zip Code)



     Registrant's telephone number, including area code: (650) 324-0600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]   No [X]



As of August 8, 1997 there were 10,797,455 shares of common stock, $.01 par value, outstanding.

This Report on Form 10-Q includes 20 pages with the Index to Exhibits located on page 17.

                                 JETFAX, INC.
                                   INDEX TO
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JULY 5, 1997


PART I.  FINANCIAL INFORMATION

ITEM 1.         Financial Statements:

                  Condensed Balance Sheets -- June 30, 1997 and
                   December 31, 1996.......................................  3

                  Condensed Statements of Operations -- For the
                   Three Months and Six Months Ended June
                    30, 1997 and 1996......................................  4

                  Condensed Statements of Cash Flows -- Six
                   Months Ended June 30, 1997 and 1996.....................  5

                  Notes to Condensed Financial Statements..................  6

ITEM 2.         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................  9


PART II. OTHER INFORMATION


ITEM 6.         Exhibits and Reports on Form 8-K........................... 17

                Signature.................................................. 18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 JETFAX, INC.
                           CONDENSED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                        June 30,        December 31,
                                                                                          1997            1996 (1)
                                                                                        --------         --------
                                                                                      (Unaudited)
ASSETS
Current assets:
        Cash and cash equivalents                                                      $  14,545         $    106
        Accounts receivable, net                                                           3,409            2,434
        Inventories                                                                        3,685            2,339
        Prepaid expenses                                                                     313               61
                                                                                        --------         --------
                Total current assets                                                      21,952            4,940
Property, net                                                                                714              615
Other assets                                                                                 487              566
                                                                                        --------         --------
Total assets                                                                            $ 23,153         $  6,121
                                                                                        ========         ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                $  3,346         $  1,857
        Accrued liabilities                                                                  574              619
        Notes payable                                                                        315              502
                                                                                        --------         --------
                Total current liabilities                                                  4,235            2,978


Long-term debt                                                                               165              198


Redeemable preferred stock                                                                    --            2,726


Stockholders' equity:
        Preferred stock, $0.01 par value; 5,000,000 shares
         authorized, 1997; 9,000,000 shares authorized,
         1996; shares outstanding: 1997 - none;1996 - 995,599                                 --               63
        Common stock, $0.01 par value; 35,000,000 shares
         authorized, 1997; shares outstanding: 1997 - 10,797,455;
          1996 - 995,599                                                                     108               10
        Additional paid-in capital                                                        34,410           13,880
        Accumulated deficit                                                              (15,765)         (13,734)
                                                                                        --------         --------
                Total stockholders' equity                                                18,753              219
                                                                                        --------         --------
Total liabilities,redeemable preferred stock and stockholders' equity                   $ 23,153         $  6,121
                                                                                        ========         ========


(1) Derived from the December 31, 1996 audited balance sheet included in the Company's Registration Statement on Form S-1 (No. 333-23763), as amended, which was declared effective on June 10, 1997.


See notes to condensed financial statements.

                                 JETFAX, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (in thousands, except per share amounts)


                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                                --------------------------       --------------------------
                                                   1997 (1)        1996            1997(1)          1996
                                                ---------        ---------       --------         ---------
Revenues:
        Product                                 $   3,971        $   3,290       $  8,221         $   7,097
        Development fees                              561              217          1,304               450
        Software and technology license fees          260              289            483               967
                                                ---------        ---------       --------         ---------
                Total revenues                      4,792            3,796         10,008             8,514
                                                ---------        ---------       --------         ---------
Costs and expenses:
        Cost of product revenues                    2,878            2,948          5,857             6,257
        Research and development                      982              349          1,908               679
        Selling and marketing                         819              925          1,791             1,890
        General and administrative                    373              182            725               432
        Crandell acquisition charges                1,130               --          1,681                --
                                                ---------        ---------       --------         ---------
                Total costs and expenses            6,182            4,404         11,962             9,258
                                                ---------        ---------       --------         ---------
Loss from operations                               (1,390)            (608)        (1,954)             (744)

Other income (expense):
        Interest expense                              (37)              --            (44)              (87)
        Interest income                                42               26             42                33
        Other income (expense)                         (3)             (10)           (23)               (8)
                                                ---------        ---------       --------         ---------
                                                        2               16            (25)              (62)
                                                ---------        ---------       --------         ---------
Loss before income taxes                           (1,388)            (592)        (1,979)             (806)

Provision for income taxes                              7                1             52                 1
                                                ---------        ---------       --------         ---------
Net loss                                        $  (1,395)       $    (593)      $ (2,031)        $    (807)

Less cumulative dividends on Series P
  Redeemable Preferred Stock                          (30)             (39)           (68)               --
                                                ---------        ---------       --------         ---------
Net loss applicable to common stockholders      $  (1,425)       $    (632)      $ (2,099)        $      --
                                                =========        =========       ========         =========
Net loss per share                              $   (0.15)       $   (0.07)      $  (0.23)        $      --    (2)
                                                =========        =========       ========         =========
Shares used in computing
  net loss per share                                9,434            8,432          8,954                --    (2)
                                                =========        =========       ========         =========

(1) Effective December 31, 1996, JetFax, Inc. changed its fiscal year-end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week period from April 6, 1997 to July 5, 1997 as the quarter ended June 30, 1997 and the 26-week reporting period ended July 5, 1997 as its six month reporting period ended June 30, 1997.

(2) As a result of the Company's change in its fiscal year-end, (see note above), the results for the six months ended June 30, 1996 include the last quarter of the prior fiscal year for which per share data is not presented pursuant to rules of the Securities and Exchange
        Commission.

See notes to condensed financial statements.

                                 JETFAX, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)


                                                                                                  Six Months Ended
                                                                                                     June 30,
                                                                                              -----------------------
                                                                                               1997             1996
                                                                                              -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $(2,031)        $  (807)
  Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization                                                             112              84
        Warrant compensation expense                                                              625              --
        Reversal of inventory reserves and purchase commitment                                     --            (649)
        Changes in assets and liabilities:
                Trade receivables                                                                (975)         (1,139)
                Inventories                                                                    (1,346)           (365)
                Prepaid expenses                                                                 (252)             (3)
                Accounts payable                                                                1,489          (1,846)
                Accrued liabilities                                                               (45)             30
                                                                                              -------         -------
                        Net cash used for operating activities                                 (2,423)         (4,695)
                                                                                              -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property                                                                           (211)           (222)
  Decrease in other assets                                                                         79             159
                                                                                              -------         -------
        Net cash used for investing activities                                                   (132)            (63)
                                                                                              -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net                                                      20,008          11,095
  Repayment of notes payable                                                                     (187)         (3,000)
  Repayment related party notes payable                                                            --          (2,453)
  Repayment of long-term debt                                                                     (33)             --
  Redemption of preferred stock - Series P - net                                               (2,794)             --
                                                                                              -------         -------
        Net cash provided by financing activities                                              16,994           5,642
                                                                                              -------         -------
Net increase in cash and cash equivalents                                                      14,439             884

Cash and cash equivalents, beginning of period                                                    106             305
                                                                                              -------         -------
Cash and cash equivalents, end of period                                                      $14,545         $ 1,189
                                                                                              =======         =======
Supplemental disclosure of cash flow information:

  Cash paid for interest                                                                      $    45         $    84
                                                                                              =======         =======
  Taxes paid -- foreign withholding                                                           $    45         $    --
                                                                                              =======         =======

Supplemental noncash investing and financial information:

   Conversion of note payable to stockholder, to Series P Redeemable Preferred Stock
    issuable                                                                                                  $ 2,287
                                                                                                              =======
   Conversion of convertible notes payable into Series F Convertible Preferred Stock                          $ 1,929
                                                                                                              =======
   Cumulative dividends on Series F Convertible and Series P Redeemable
    Preferred Stock                                                                           $   304         $   367
                                                                                              =======         =======

See notes to condensed consolidated financial statements.

                                 JETFAX, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)



1.   BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION

        The accompanying condensed financial statements of JetFax, Inc. ("JetFax" or the "Company") as of June 30, 1997 and for the quarter and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, the condensed financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

        This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-23763), as amended, which was declared effective on June 10, 1997.

FISCAL PERIOD END

        Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week period from April 6, 1997 to July 5, 1997 as the quarter ended June 30, 1997 and the 26-week reporting period ended July 5, 1997 as its six month reporting period ended June 30, 1997.

NET LOSS PER SHARE

        Net loss per share is based on the reported net loss adjusted for cumulative dividends on Series P Redeemable Preferred Stock to arrive at net loss applicable to common stock. Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include (i) convertible preferred stock, except Series P Redeemable Preferred Stock, (using the "if converted" method) and (ii) stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if there is a net loss as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the twelve months preceding the initial filing date of the Company's registration statement for its recently completed initial public offering as if they were outstanding for all periods presented. In addition, all outstanding preferred stock and cumulative dividends that convert into common stock in connection with the Company's initial public offering are included in the computation as common equivalent shares even when the effect is anti-dilutive.

2.   COMMON STOCK OFFERING

        In June 1997, the Company completed an initial public offering of 3.5 million shares of Common Stock (2.75 million shares offered by the Company and 0.75 million shares offered by selling stockholders) at $8.00 per share with net proceeds to the Company of $20.6 million. In connection with the initial public offering, all of the convertible preferred stock, except the Series P
Redeemable Preferred Stock, and related accrued dividends outstanding at the time of the initial public offering automatically converted into 6,456,681 shares of Common Stock. Approximately $2.8 million of the net proceeds were used for the mandatory redemption of the Series P Redeemable Preferred Stock following the closing of the Company's initial public offering in June 1997.

                                 JETFAX, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

3.   Inventories


     Inventories consist of the following (in thousands):

                                                June 30,     December 31,
                                                 1997           1996
                                                ------         ------
        Materials and supplies                  $1,619         $1,276

        Work-in-process                            290            235

        Finished goods                           1,776            828
                                                ------         ------
        Total                                   $3,685         $2,339
                                                ======         ======



4.   Accrued Liabilities


     Accrued liabilities consist of (in thousands):

                                               June 30,      December 31,
                                                1997            1996
                                                ----            ----
        Compensation and related benefits       $320            $220

        Product warranty                         121             140

        Other                                    133             259
                                                ----            ----
        Total                                   $574            $619
                                                ====            ====




5.  Recent Accounting Pronouncement

        In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per shares ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS 128 also requires, among other things, dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Assuming SFAS 128 had been in effect during the current and prior year periods, basic and diluted EPS for the quarter and six months ended June 30, 1997 and 1996 would not have differed significantly from the Company's EPS currently reported for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW


        The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect,"
"anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Report on Form 10-Q.

        The Company was incorporated in Delaware in August 1988 and since that time has engaged in the development, manufacture and sale of its branded multifunction products ("MFPs"s) which consist of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. The Company also entered into agreements with manufacturers ("OEMs"s) of MFPs for the customization and integration of the Company's embedded system technology and desktop software in several OEM products.

        Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week period from April 6, 1997 to July 5, 1997 is referred to herein as the quarter ended June 30, 1997 and the 26-week reporting period ended July 5, 1997 as its six month reporting period ended June 30, 1997.

        The Company's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades;
(ii) development fees for engineering services; and (iii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software. Historically, product revenues have accounted for the majority of the Company's total revenues. For the quarter ended June 30, 1997, product revenues, development fees, and software and technology fees, as a percentage of total revenues, were 83%, 12%, and 5%, respectively, as compared to 87%, 6%, and 8% for the comparable period in the prior year. For the six months ended June 30, 1997, product revenues, development fees, and software and technology license fees, as a percentage of total revenues, were 82%, 13%, and 5%, respectively, as compared to 83%, 5%, and 11% for the comparable period in the prior year.

        The Company in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements; initiation or termination of arrangements between the Company and significant OEM customers or dealers and distributors; and the size and timing of and fluctuations in end user demand. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

        The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.


                                                   Three Months Ended              Six Months Ended
                                                        June 30,                        June 30,
                                                 ---------------------            -------------------
                                                  1997           1996             1997           1996
                                                 -----           -----            -----         -----
Revenues:
        Product.................................  82.9%           86.7%            82.2%         83.3%
        Development fees........................  11.7             5.7             13.0           5.3
        Software and technology license fees....   5.4             7.6              4.8          11.4
                                                 -----           -----            -----         -----
                Total revenues.................. 100.0           100.0            100.0         100.0
                                                 -----           -----            -----         -----
Costs and expenses:
        Cost of product revenues................  60.0            77.6             58.5          73.5
        Research and development................  20.5             9.2             19.1           8.0
        Selling and marketing...................  17.1            24.4             17.9          22.2
        General and administrative..............   7.8             4.8              7.2           5.1
        Crandell acquisition charges............  23.6              --             16.8            --
                                                 -----           -----            -----         -----
                Total costs and expenses........ 129.0           116.0            119.5         108.8
                                                 -----           -----            -----         -----
Loss from operations............................ (29.0)          (16.0)           (19.5)         (8.8)
Interest and other income (expense).............    --             0.4             (0.3)         (0.7)
                                                 -----           -----            -----         -----
Loss before income taxes........................ (29.0)          (15.6)           (19.8)         (9.5)
Provision for income taxes......................   0.1              --              0.5            --
                                                 -----           -----            -----         -----
Net loss........................................ (29.1)%         (15.6)%          (20.3)%        (9.5)%
                                                 =====           =====            =====         =====


Quarter and Six Months Ended June 30, 1997 Compared to Quarter and Six Months
-----------------------------------------------------------------------------
Ended June 30, 1996
-------------------

        Revenues.     Total revenues increased 26% to $4.8 million for the
        --------
quarter ended June 30, 1997 from $3.8 million for the quarter ended June 30, 1996 and increased 18% to $10.0 million for the six months ended June 30, 1997 from $8.5 million in the comparable prior year period. Product revenues advanced 21% for the quarter to $4.0 million from $3.3 million in the same quarter of the prior year and rose 16% to $8.2 million for the six months ended June 30, 1997 from $7.1 million for the prior year first half, reflecting primarily increased domestic unit shipments of the JetFax M5 and related consumables and upgrades.
                               ---------
        Development fees increased 159% to $561,000 for the quarter ended June 30, 1997 from $217,000 in the same quarter of the prior year and increased 189% to $1.3 million for the six months ended June 30, 1997 from $450,000 for the comparable period in the prior year, due to significant new OEM programs undertaken in the last twelve months. At March 31, 1997, the Company had recognized cumulative revenues of $316,000 on the last milestone of a development agreement with one of its OEM's and had experienced delays in the completion of the development project for this OEM. Pursuant to certain provisions of the development agreement, the final milestone payment may be reduced. No additional revenue was recognized in the quarter ended June 30, 1997. Progress has been made towards the completion of the project and the OEM is currently shipping the product. The Company believes that a reduction, if any, in the final milestone payment would not have a material adverse effect on the Company's results of operations, cash flows or financial position.

        Software and technology licensing fees decreased 10% to $260,000 for the quarter ended June 30, 1997 from $290,000 for the quarter ended June 30, 1996 and fell 50% to $483,000 from $967,000 for the respective 1997 and 1996 half year periods, due to the end of life of Xerox products for which JetFax earned royalties. International revenues decreased to 19% of total revenues for the six months ended June 30, 1997, from 29% for the comparable period in 1996, as a result of lower international product shipments, primarily in Europe, and lower OEM development fee revenue from foreign companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Two customers, IKON Office Solutions and Hewlett Packard, accounted for $2.5 million (25%) and $1.1 million (11%), respectively, of total revenues for the six months ended June 30, 1997. One of the customers, IKON Office Solutions, accounted for $1.4 million (16%) of total revenues for the six months ended June 30, 1996.


        Cost of Product Revenues.     Cost of product revenues fell 2% to $2.9
        ------------------------
million for the quarter ended June 30, 1997 from the same quarter in the prior year and fell 6% to $5.9 million for the six months ended June 30, 1997 from $6.3 million for the comparable period in 1996. Given the higher product revenue level in the current year, the product gross margins advanced to 27.5% and 28.8%, respectively, for the quarter and six months ended June 30, 1997 from 10.4% and 11.8% for the respective year ago periods. The improvements in the gross margin for the JetFax branded products and consumables were due to cost reductions, manufacturing efficiencies, and quality improvements.

        Research and Development.     Research and development expenses
        ------------------------
increased 181% to $982,000 for the quarter ended June 30, 1997 from $349,000 for the quarter ended June 30, 1996 and also increased 181% to $1.9 million from $679,000 for the six months ended June 30, 1997 and 1996, respectively. As a percentage of revenues, research and development expenses increased to 19.1% for the 1997 half year period from 8.0% for the corresponding period a year ago. The year to year increases in research and development expenses resulted primarily from: (i) the software development personnel added with the acquisition of the Crandell Group in July 1996, (ii) additional personnel added in 1997, and (iii) external consultant and prototype expenses. The Company believes that the development and introduction of new products is critical to its future success and expects that research and development expenses will increase on a dollar basis in the future, although at a lower rate than that experienced in the six months ended June 30, 1997.

        Selling and Marketing.     Selling and marketing expenses decreased 11%
        ---------------------
to $819,000 for the quarter ended June 30, 1997 from $925,000 for the comparable quarter in the prior year. Headcount was relatively flat while there washas been a decline in such ancillary expenses as trade shows and advertising. The six month expense totals in this category fell 5% to $1.8 million in 1997 from $1.9 million in 1996. As a percentage of revenues, selling and marketing expenses fell to 17.9% for the first half of 1997 from 22.2% for the first half of 1996. Personnel and other expenses remained flat as revenues have increased.

        General and Administrative.     General and administrative expenses
        --------------------------
increased 105% to $373,000 in the quarter ended June 30, 1997 from $182,000 in the comparable 1996 quarter, related to higher headcount in the current year compared to the prior year quarter when employee turnover resulted in several unfilled positions. The six month general and administrative expenses rose 68% to $725,000 for the first half of 1997 from $432,000 for the first half of 1996. As a percentage of revenues, general and administrative expenses rose to 7.2% for the first half of 1997 from 5.1% for the first half of 1996. The increase was primarily due to higher personnel, consulting, and hiring expenses.

        Crandell Acquisition Charges.     The quarters ended March 31, 1997 and
        ----------------------------
June 30, 1997 included Crandell acquisition charges of $525,000 and $100,000 , respectively, for a variable equity award classified as compensation; $26,000 and $30,000, respectively, for compensation expenses associated with royalties related to the continuing employment of the founders of the Crandell Group; and none and $1 million, respectively, for payment to the Crandell Group in lieu of future royalty payments. The total Crandell acquisition charges were $551,000 for the quarter ended March 31, 1997 and $1.1 million for the quarter ended June 30, 1997.


        Interest and Other Income (Expense).     Interest and other income
        ------------------------------------
(expense), net decreased to $2,000 for the quarter ended June 30, 1997 from $16,000 for the comparable quarter of the prior year. Interest expense incurred in the first two and one half months of the quarter ended June 30, 1997 was partially offset by interest income earned on the proceeds from the Company's initial public offering which were received on June 16, 1997, while the full quarter ended June 30, 1996 included interest income from a financing completed at the end of March 1996. For the six months ended June 30, 1997, interest expense was less than for the comparable period in the prior year.

        Provision for Income Taxes.     Due to the Company's net losses, there
        ------------------------
was no provision for federal or state income taxes for the quarters and six months ended June 30, 1997 and 1996, respectively. The $7,000 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the $52,000 income tax provision for the quarter and six months ended June 30, 1997, respectively, were related to foreign withholding taxes on certain development fees.

        Net loss.    The Company reported a net loss of $1.4 million during the
        --------
quarter ended June 30, 1997 including non-recurring charges of $1.1 million related to the acquisition of the Crandell Group. Excluding non-recurring charges, the net loss for the second quarter ended June 30, 1997 was $265,000 or $0.03 per share compared to a net loss of $593,000 for the comparable period in the prior year. The net loss for the first half of 1997 was $2.0 million including non-recurring charges of $1.7 million related to the acquisition of the Crandell Group. Excluding non-recurring charges, the net loss for the first half of the current year was $350,000 compared with a net loss of $807,000 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and most recently, its initial public offering of common stock declared effective on June 10, 1997. The total amount of equity raised through June 30, 1997 in the form of Common Stock and Series A through F Convertible Preferred Stock was $34.5 million. The Series A through F Convertible Preferred Stock converted into Common Stock upon the closing of the initial public offering. Additionally, $2.8 million of Series P Redeemable Preferred Stock and accrued dividends that was outstanding prior to the Company's initial public offering was redeemed following the closing of the offering at the election of the holder of the Series P Redeemable Preferred Stock.

        At June 30, 1997, $480,000 of debt was outstanding, which consisted of a $230,000 equipment term loan (repaid in July 1997) and a $250,000 note payable related to the acquisition of the Crandell Group. At June 30, 1997, the Company had $1.5 million available under its bank credit facility. This lending facility is collateralized by substantially all of the Company's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 75% of the Company's eligible outstanding accounts receivable. The revolving line of credit terminates on August 23, 1997 and is subject to renegotiation at that time. The line of credit and equipment term loan contain certain covenants which, among other things, require the Company to maintain tangible net worth (as defined) of $2.5 million, quarterly net income, a quick ratio of 0.8 to 1.0, a maximum debt to net worth ratio (as defined) of 2.0 to
1.0 (1.5 to 1.0 after December 31, 1996) and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. In March 1997, the Company received a waiver of the quarterly net income and certain other covenants in its bank line of credit through June 30, 1997. The $250,000 note payable to the Crandell Group is subordinated to the bank loan, is non-interest bearing and matured July 31, 1997. The note to the Crandell Group is to be repaid in full within 60 days after the end of the month in which the Company's initial public offering took place.

        Cash and cash equivalents increased to $14.5 million at June 30, 1997 from $106,000 at December 31, 1996. Inventories increased $1.3 million to
$3.7 million at June 30, 1997 from $2.3 million at December 31, 1996, due primarily to: (i) an increase in finished goods inventory of the JetFax M5 due
                                                                 ---------
to softer sales than originally anticipated and planned completion of JetFax M5
                                                                      ---------
production prior to the transition to the Company's next generation MFP anticipated in the third quarter of 1997, (ii) a buildup of parts inventory for production of the Company's next generation MFP, and (iii) stocking higher levels of consumables and product upgrades. Accounts receivable increased $975,000 to $3.4 million at June 30, 1997 from $2.4 million at December 31, 1996 principally due to the increase in product sales and higher receivables related to development contracts. Accounts payable increased $1.5 million to $3.3 million at June 30, 1997 from $1.9 million at December 31, 1996 related to a $1.0 million accrual of the payment associated with the acquisition of the Crandell Group and higher inventory levels.

        The Company currently believes that the net proceeds of the initial public offering, together with available borrowings under its line of credit, and funds from current and anticipated operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

FACTORS THAT MAY AFFECT OPERATING RESULTS

        As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this Report on Form 10-Q, the Company has identified the following risk factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

        The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto included in Part I -- Item 1 of this Quarterly Report on Form 10-Q and the audited Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, contained in the Company's Registration Statement on Form S-1, as amended (No. 333-23763), which was declared effective on June 10, 1997.

        History of Operating Losses; Accumulated Deficit.   The Company had net
        ------------------------------------------------
losses of approximately $1.4 million, $2.0 million for the quarter and six months ended June 30, 1997, and $0.6 million and $0.8 million for the quarter and six months ended June 30, 1996, respectively. The Company's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $15.8 million and $13.3 million as of June 30, 1997 and 1996, respectively. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future.

        Potential Fluctuations in Quarterly Results.   The Company in the past
        -------------------------------------------
has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements by the Company, its OEMs and their competitors; initiation or termination of arrangements between the Company and its existing and potential significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand for the Company's branded products and OEM products incorporating the Company's technology; inventories of the Company's branded products or products incorporating the Company's technology carried by the Company, its distributors or dealers, its OEMs or the OEMs' distributors that exceed current or projected end user demand; the phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology; the amount and timing of development agreements, one-time software licensing transactions and recurring licensing fees; non-performance by the Company, its suppliers or its OEM or other customers pursuant to their plans and agreements; seasonal trends; competition and pricing; customer order deferrals and cancellations in anticipation of new products or product enhancements; software and hardware defects; product delays or product quality problems; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors. In addition, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with such revenues frequently concentrated in the last weeks or days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected.

        Dependence on the MFP Market.   The market for MFPs is relatively new
        ----------------------------
and rapidly evolving. The Company's future success is dependent to a significant degree upon broad market acceptance of the type of MFPs on which the Company is focusing its development efforts. This success will be dependent in part on the ability of the Company and its OEM customers to develop MFPs that provide the functionality, performance, speed and connectivity demanded by the market at acceptable price points and to convince end users to broadly adopt MFPs for office and home office use. There can be no assurance that the market for MFPs will continue to develop, that the Company and its OEM customers will be successful in developing MFPs that gain broad market acceptance, that the Company will be able to offer in a timely manner its embedded system technology, branded products or desktop software or that the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's OEM customers will choose the Company's technology for use in their MFPs. The failure of any of these events to occur would have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with Change in Focus of the Company's Business.   The
        ---------------------------------------------------------------
Company has historically focused primarily on the development, manufacture and sale of its branded MFPs and currently derives a substantial portion of its revenues from the sale of its branded MFPs. The Company expects that its revenue growth, commencing in 1997, will be dependent, in part, on increased licensing of the Company's embedded system technology and desktop software products. However, there can be no assurance that the Company will realize growth in revenues from sales and licensing of its embedded system technology or desktop software. If such growth in revenues does not occur and if revenues from the sale of the Company's branded MFPs were not to continue at past growth rates, due either to a change in the Company's deployment of resources or otherwise, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with Increased Focus on MFP Desktop Software Business.
        ----------------------------------------------------------------------
Commencing in the second half of 1997, the Company expects that its business, financial condition and results of operations will be more dependent on sales of its MFP desktop software, particularly JetSuite, which will be sold both
                                       --------
separately and bundled with the Company's branded products and embedded system technology. JetSuite is expected to be released with several OEM products in the
            --------
third quarter of 1997. There can be no assurance that such release will not be delayed or that errors will not be found in new products, including JetSuite,
                                                                    --------
after commencement of commercial shipments. Such errors may result in a delay in market acceptance or a product recall. Because the market for MFP desktop software products is new and emerging, there can be no assurance that a significant market, if any, will develop for sales of the Company's MFP desktop software products, or for sales of upgrades and add-on software products, and such a failure would likely have a material adverse effect on the Company's MFP software products business. There can be no assurance that the Company's MFP desktop software products business will be successful. Any failure by the Company to develop a successful MFP desktop software products business would have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Dealers and Distributors.   The Company has derived a
        --------------------------------------
substantial portion of its revenues from sales of its branded MFPs through dealers and distributors. The Company expects that sales of these products through its dealers and distributors will continue to account for a substantial portion of its revenues for the foreseeable future. Each of the Company's dealers and distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's dealers and distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement dealers and distributors. The loss of one or more of the Company's major dealers and distributors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's dealers and distributors also offer competitive products manufactured by third parties. There can be no assurance that the Company's dealers and distributors will give priority to the marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's products by its dealers and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on OEMs.   The Company has derived a significant portion of
        ------------------
its revenues from licensing of its embedded system technology and software and from development services to OEMs. The Company currently has OEM relationships with Hewlett-Packard Company ("Hewlett-Packard"), Oki Data Corporation ("Oki Data"), Samsung Electronics Corporation ("Samsung") and Xerox Corporation ("Xerox"). The Company anticipates that a significant portion of its revenues will be derived from OEMs in the future and that the Company's revenues will be increasingly dependent upon, among other things, the ability and willingness of OEMs to timely develop and promote MFPs that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors, such as the timely development by the Company and the OEMs of new products with additional functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; licensing and development fees of the Company; compatibility with emerging industry standards; technological advances; intellectual property issues; general industry competition; and overall economic conditions. Many of these factors are beyond the control of the Company and its OEMs. Many OEMs, including some of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company's OEM customers, are concurrently developing and promoting MFPs that do not incorporate the Company's technology. In such cases, the OEMs may have profitability or other incentives to promote internal solutions or competing products in lieu of products incorporating the Company's technology. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. The loss of any of the Company's significant OEMs could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with Technological Change.   The market for the
        ------------------------------------------
Company's products and services is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. The Company currently derives all of its revenues from the sale of its branded MFPs and related consumables, the licensing of its technology and software, and the provision of related development services. The Company anticipates that these sources of revenues will continue to account for substantially all of its revenues for the foreseeable future. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, could result in a loss of competitiveness or revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Reliance on Limited Product Line.   The Company has been primarily
        --------------------------------
engaged in the development, manufacture and sale of MFPs and related technology and has derived a substantial portion of its revenues from sales of its branded MFPs and consumables. Dependence on a single product line makes the Company particularly vulnerable to the successful introduction of competitive products. The Company currently derives a substantial portion of its branded product revenues from sales of the JetFax M5. A reduction in demand for the JetFax M5,
                           ---------                                ---------
or the Company's failure to timely introduce its next MFP, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company is currently planning to introduce its next generation MFP in the third quarter of 1997.

        Risks Associated with Product Development and Introduction; Product
        -------------------------------------------------------------------
Delays.  The Company's future success is dependent to a significant degree on
------
its ability to further develop its embedded system technology and software for MFPs in the time frame required by its OEM and other customers and to develop technology with the quality, speed and other specifications required by its OEM and other customers. The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, delays in receiving necessary components, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resource limitation difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. The Company has experienced delays in one of its current development projects and, pursuant to certain provisions of its development agreement, the final milestone payment thereunder could be reduced. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volumes increase. There can be no assurance that errors will not be found; that the Company will not experience problems or delays in meeting the delivery schedules for or in the acceptance of products by the Company's OEMs or other customers; that there will not be problems or delays in shipments of the Company's branded products or OEMs' products; or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the MFP market, any delay or difficulty associated with new product development, introductions or enhancements could have a material adverse effect on the Company's business, financial condition and results of operations.

        Effect of Rapid Growth on Existing Resources; Potential Acquisitions.
        --------------------------------------------------------------------
The Company has grown rapidly in recent years. A continuing period of rapid growth could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls, and to attract, retain, motivate and effectively manage its employees. The Company recently installed and implemented a new management information system and used the accounting applications of the system for the first time in connection with the December 31, 1996 monthly accounting close. The Company has also begun using the manufacturing applications for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

inventory control and product ordering. However, further improvements in these systems are needed and will continue to be needed in order to manage additional growth in revenues and assets. There is no guarantee that the implementation of the management information system will contribute to the Company's ability to manage its growth and, furthermore, any problems encountered as a result of the implementation of such system, including additional modules and features, could adversely affect the Company's operations. There can be no assurance that the Company will be able to manage its growth effectively and to successfully utilize the new management information system, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. JetFax has no present commitments nor is it engaged in any negotiations with respect to possible acquisitions. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

        Dependence on Outside Suppliers; Dependence on Sole Source Suppliers.
        --------------------------------------------------------------------
The Company relies on various suppliers of components for its products. Many of these components are standard and generally available from multiple sources. However, there can be no assurance that alternative sources of such components will be available at acceptable prices or in a timely manner. Therefore, any interruption in the supply of such components could have a material adverse effect on the Company's business, financial condition and results of operations. Many of the components used in the Company's products are purchased from suppliers located outside the United States. Foreign manufacturing facilities are subject to risk of changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. There can be no assurance that United States or foreign trading policies will not restrict the availability of components or increase their cost. Certain components used in the Company's products are available only from one source. If sole source suppliers were to limit or reduce the sale of such components to the Company, or if such suppliers were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, it could have a material adverse effect on the Company's business, financial condition and results of operations. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Intellectual Property Rights; Risk of Infringement.   The
        ----------------------------------------------------------------
Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions. The Company may be unable to effectively protect its proprietary rights and, in any event, enforcement of the Company's proprietary rights may be expensive. The Company's source code also is protected as a trade secret. However, the Company is subject to the risk of unauthorized use or misappropriation or reverse engineering of the Company's products and proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company's technology increasingly may become the subject of infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company or its OEMs in the future. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop, or license on acceptable terms, a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Key Personnel.   The Company is largely dependent upon the
        ---------------------------
skills and efforts of its senior management, particularly Edward R. Prince, III ("Rudy Prince"), its President and Chief Executive Officer, and Lon Radin, its Vice President of Engineering, and other officers and key employees, some of whom only recently have

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

joined the Company. The Company maintains key person life insurance policies on Rudy Prince and Lon Radin. None of the Company's officers or key employees, other than Michael Crandell, Vice President of Software, are covered by an employment agreement with the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel, especially engineering, has recently increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

        No Prior Public Market; Determination of Public Offering Price; Possible
        ------------------------------------------------------------------------
Volatility of Stock Price. The trading price of the Common Stock could also be
-------------------------
subject to significant fluctuations in response to variations in quarterly results of operations, announcements of new products by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Common Stock.

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.
      --------

        Exhibit
        Number          Description
        ------  ------------------------------------------------------
        11.1    Statement regarding calculation of net loss per share.
        27.1    Financial Data Schedule.

(b)  Reports on Form 8-K.   The Company did not file any Reports on Form 8-K
     -------------------
     during the quarter ended July 5, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            JETFAX, INC.
                                        --------------------
                                            (Registrant)



Date:  August 19, 1997             By   /s/   ALLEN K. JONES
                                        --------------------
                                          Allen K. Jones
                                   Vice President, Finance and
                                     Chief Financial Officer
                                    (Authorized Officer and
                                     Principal Accounting and
                                        Financial Officer)