Form 10-Q
period 1997-10-04
JETFAX INC
filed 1997-11-07
CIK 872901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended October 4, 1997.
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                     to                    .
                                  ---------------------  --------------------
Commission File Number  0-22561



                             J E T F A X,   I N C.
             (Exact name of Registrant as specified in its charter)



              Delaware                                  77-0182451
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                1376 Willow Road, Menlo Park, California 94025
              (Address of principal executive offices) (Zip Code)



       Registrant's telephone number, including area code: (650) 324-0600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [  ]



As of November 3, 1997 there were 10,817,080 shares of common stock, $.01 par value, outstanding.

This Report on Form 10-Q includes 43 pages with the Index to Exhibits located on page 17.

                                  JETFAX, INC.
                                   INDEX TO
                               REPORT ON FORM 10-Q
                        FOR QUARTER ENDED OCTOBER 4, 1997


                                                                        Page
                                                                        ----
    PART I.   FINANCIAL INFORMATION

      Item 1. Financial Statements:

         Condensed Balance Sheets - September 30, 1997 and
         December 31, 1996                                                3

         Condensed Statements of Operations - For the Three Months
         and Nine Months Ended September 30, 1997 and 1996                4

         Condensed Statements of Cash Flows - Nine Months
         Ended September 30, 1997 and 1996                                5

         Notes to Condensed Financial Statements                          6


      Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9



    PART II.   OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K                           17

      Signature                                                          18



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 JETFAX, INC.

                           CONDENSED BALANCE SHEETS
                     (in thousands, except share amounts)
                                               September 30,  December 31,
                                                   1997         1996 (1)
                                               -------------  ------------
                                                (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                       $ 10,412     $    106
  Accounts receivable, net                           4,296        2,434
  Inventories                                        3,659        2,339
  Prepaid expenses                                     288           61
                                                  --------     --------
    Total current assets                            18,655        4,940
Property, net                                          952          615
Other assets                                         1,000          566
                                                  --------     --------
Total assets                                      $ 20,607     $  6,121
                                                  ========     ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  1,363     $  1,857
  Accrued liabilities                                  664          619
  Notes payable                                          -          502
                                                  --------     --------
    Total current liabilities                        2,027        2,978

Long-term debt                                           -          198

 Redeemable preferred stock                               -        2,726

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000
  shares authorized, 1997; 9,000,000 shares
  authorized, 1996; shares outstanding:
  1997 - none; 1996 - 995,599                            -           63
Common stock, $0.01 par value; 35,000,000
  shares authorized, 1997; shares outstanding:
  1997 - 10,817,080; 1996 - 995,599                    108           10
Additional paid-in capital                          34,095       13,880
Accumulated deficit                                (15,623)     (13,734)
                                                  --------     --------
  Total stockholders' equity                        18,580          219
                                                  --------     --------
Total liabilities, redeemable preferred
  stock and stockholders' equity                 $  20,607     $  6,121
                                                 =========     ========

(1) Derived from the December 31, 1996 audited balance sheet included in the Company's Registration Statement on Form S-1 (No. 333-23763), as amended, which was declared effective on June 10, 1997.

See notes to condensed financial statements.



                                  JETFAX, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                     Three Months Ended   Nine Months Ended
                                         September 30,      September 30,
                                     ------------------  -------------------
                                     1997 (1)    1996     1997 (1)     1996
                                     --------  --------  --------   --------
Revenues:
 Product                              $ 4,049  $  3,173  $ 12,270  $ 10,270
 Development fees                         469       380     1,773       830
 Software and technology license fees   1,077       518     1,560     1,485
                                      -------  --------  --------   -------
  Total revenues                        5,595     4,071    15,603    12,585
                                      -------  --------  --------   -------
Costs and expenses:
 Cost of product revenues               2,981     2,549     8,838     8,806
 Research and development               1,127       662     3,035     1,341
 Selling and marketing                    991       924     2,782     2,814
 General and administrative               436       293     1,161       725
 Crandell acquisition charges               -         -     1,681         -
                                      -------  --------  --------   -------
  Total costs and expenses              5,535     4,428    17,497    13,686
                                      -------  --------  --------   -------
Income (loss) from operations              60      (357)   (1,893)   (1,101)

Other income (expense):
 Interest income                          152         4       194        37
 Interest expense                           -        (2)      (44)      (89)
 Other income (expense)                   (46)        1       (69)       (7)
                                      -------  --------  --------   -------
    Total other income (expense)          106         3        81       (59)
                                      -------  --------  --------   -------
Income (loss) before income taxes         166      (354)   (1,812)   (1,160)

Provision for income taxes                 24        63        76        64
                                      -------  --------  --------   -------
Net income (loss)                         142      (417)   (1,889)   (1,224)

Less cumulative dividends on Series P
  Redeemable Preferred Stock                -       (39)      (68)     (117)
                                      -------  --------  --------   -------
Net income (loss) applicable to common
  stockholders                        $   142   $  (456) $ (1,957) $ (1,341)
                                      ========  =======  ========  ========
Net income (loss) per share           $  0.01   $ (0.05) $ (0.20)  $      - (2)
                                      ========  =======  ========  ========
Shares used in computing
  net income (loss) per share          12,437     8,461     9,571         - (2)
                                      ========  =======  ========  ========


(1) Effective December 31, 1996, JetFax, Inc. changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week period from July 6, 1997 to October 4, 1997 as the quarter ended September 30, 1997 and the 39-week reporting period ended
    October 4, 1997 as its nine month reporting period ended September 30, 1997.

(2) As a result of the Company's change in its fiscal year end, (see note above), the results for the nine months ended September 30, 1996 include the last quarter of the prior fiscal year for which per share data is not presented pursuant to rules of the Securities and Exchange Commission.

See notes to condensed financial statements.

                                 JETFAX, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)
                                                     Nine Months Ended
                                                       September 30,
                                                 -------------------------
                                                    1997            1996
                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $  (1,889)     $  (1,224)
 Adjustments to reconcile net loss to net
   cash used for operating activities:
   Depreciation and amortization                       171            119
   Warrant compensation expense                        625              -
   Reversal of inventory reserves and
     purchase commitment                                 -           (645)
   Changes in assets and liabilities:
     Trade receivables                              (1,862)          (874)
     Inventories                                    (1,320)            40
     Prepaid expenses                                 (227)            (3)
     Accounts payable                                 (494)        (2,742)
     Accrued liabilities                                45           (140)
                                                 ---------      ---------
       Net cash used for operating activities      ( 4,951)        (5,469)
                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property                                 (509)          (366)
 Increase in other assets                             (434)          (344)
                                                 ---------      ---------
  Net cash used for investing activities              (943)          (710)
                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock, net            19,694         11,095
 Repayment of notes payable                           (502)        (2,589)
 Repayment of related party notes payable                -         (2,202)
 Repayment of long-term debt                          (198)             -
 Redemption of preferred stock - Series P, net      (2,794)             -
                                                 ---------      ---------

  Net cash provided by financing activities         16,200          6,304
                                                 ---------      ---------
Net increase in cash and cash equivalents           10,306            125

Cash and cash equivalents, beginning of period         106            305
                                                 ---------      ---------
Cash and cash equivalents, end of period         $  10,412      $     430
                                                 =========      =========

Supplemental disclosure of cash flow information:

  Cash paid for interest                         $      45      $      89
                                                 =========      =========

  Taxes paid - foreign withholding               $      77      $      64
                                                 =========      =========

Supplemental noncash investing and financial
  information:
 Conversion of note payable to stockholder, to
  Series P Redeemable Preferred Stock issuable                  $   2,287
                                                 =========      =========

 Conversion of convertible notes payable into
   Series F Convertible Preferred Stock                         $   1,929
                                                 =========      =========

 Cumulative dividends on Series F Convertible
   and Series P Redeemable Preferred Stock       $     304      $     643
                                                 =========      =========


See notes to condensed financial statements.

                                  JETFAX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

Interim Financial Information


   The accompanying condensed financial statements of JetFax, Inc. ("JetFax" or the "Company") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, the condensed financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

   This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-23763), as amended, which was declared effective on June 10, 1997.



Fiscal Period End

   Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week period from July 6, 1997 to October 4, 1997 as the quarter ended September 30, 1997 and the 39-week reporting period ended October 4, 1997 as its nine month reporting period ended September 30, 1997.



Net Income (Loss) Per Share

   Net income (loss) per share is based on the reported net income (loss) adjusted for cumulative dividends on Series P Redeemable Preferred Stock (prior to its redemption in June 1997) to arrive at net income (loss) applicable to common stock. Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include (i) convertible preferred stock, except Series P Redeemable Preferred Stock, (using the ''if converted'' method) and (ii) stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if there is a net loss as their effect is anti dilutive, except that, pursuant to the Securities and Exchange Commission's Staff Accounting Bulletins and staff policy, such computations include all common and common equivalent shares issued within the twelve months preceding the initial filing date of the Company's registration statement for its recently completed initial public offering as if they were outstanding for all periods presented. In addition, all outstanding preferred stock and cumulative dividends that converted into common stock in connection with the Company's initial public offering in June 1997 are included in the computation as common equivalent shares even when the effect is anti-dilutive.



2.  Common Stock Offering

   In June 1997, the Company completed an initial public offering of 3.5 million shares of Common Stock (2.75 million shares offered by the Company and 0.75 million shares offered by selling stockholders) at $8.00 per share with net proceeds to the Company of $19.7 million. In connection with the initial public offering, all of the convertible preferred stock, except the Series P Redeemable Preferred Stock, and related accrued dividends outstanding at the time of the initial public offering automatically converted into 6,456,681 shares of Common Stock. Approximately $2.8 million of the net proceeds were used for the mandatory redemption of the Series P Redeemable Preferred Stock following the closing of the Company's initial public offering in June 1997.

                                  JETFAX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

3. Inventories
  Inventories consist of the following (in thousands):
                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------
     Materials and supplies                       $  1,554       $  1,276
     Work-in-process                                   317            235
     Finished goods                                  1,788            828
                                                  --------       --------
       Total                                      $  3,659       $  2,339
                                                  ========       ========

4. Accrued Liabilities
  Accrued liabilities consist of (in thousands):

                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------

     Compensation and related benefits            $    446       $    220
     Product warranty                                   89            140
     Other                                             129            259
                                                  --------       --------
       Total                                      $    664       $    619
                                                  ========       ========

5. Recent Accounting Pronouncements

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

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), ''Earnings Per Share". The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per shares ("EPS") data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS 128 also requires, among other things, dual presentation of basic EPS and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Assuming SFAS 128 had been in effect during the current and prior year periods, basic and diluted EPS for the quarter and nine months ended September 30, 1997 and 1996 would not have differed from the Company's EPS currently reported for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview


   The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the ''Securities Act'') and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. When used herein, the words ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''continue,'' ''estimate,'' ''project,'' ''intend'' and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Report on Form 10-Q.

   The Company was incorporated in Delaware in August 1988 and since that time has engaged in the development, manufacture and sale of its branded multifunction products (''MFPs'') which consist of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. The Company also entered into agreements with manufacturers ("OEMs") of MFPs for the customization and integration of the Company's embedded system technology and desktop software in several OEM products.

   Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week period from July 6, 1997 to October 4, 1997 is referred to herein as the quarter ended September 30, 1997 and the 39-week reporting period ended October 4, 1997 as its nine-month reporting period ended September 30, 1997.

   The Company's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) development fees for engineering services; and (iii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software. Historically, product revenues have accounted for the majority of the Company's total revenues. For the quarter ended September 30, 1997, product revenues, development fees, and software and technology fees, as a percentage of total revenues, were 72.4%, 8.4%, and 19.2%, respectively, as compared to 78.0%, 9.3%, and 12.7% for the comparable period in the prior year. For the nine months ended September 30, 1997, product revenues, development fees, and software and technology license fees, as a percentage of total revenues, were 78.6%, 11.4%, and 10.0%, respectively, as compared to 81.6%, 6.6%, and 11.8% for the comparable period in the prior year.

   The Company in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements; initiation or termination of arrangements between the Company and significant OEM customers or dealers and distributors; and the size and timing of and fluctuations in end user demand: currency fluctuations; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



Results of Operations

   The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                      Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                      ------------------  -----------------
                                        1997      1996      1997     1996
                                      -------    -------  -------   -------
Revenues:
  Product                               72.4%      78.0%     78.6%    81.6%
  Development fees                       8.4        9.3      11.4      6.6
  Software and technology license fees  19.2       12.7      10.0     11.8
                                      ------     ------    ------   ------
    Total revenues                     100.0      100.0     100.0    100.0
                                      ------     ------    ------   ------
Costs and expenses:
  Cost of product revenues              53.3       62.6      56.6     70.0
  Research and development              20.1       16.3      19.4     10.7
  Selling and marketing                 17.7       22.7      17.8     22.3
  General and administrative             7.8        7.2       7.4      5.7
  Crandell acquisition charges             -          -      10.8        -
                                      ------     ------    ------   ------
    Total costs and expenses            98.9      108.8     112.0    108.7
                                      ------     ------    ------   ------
Income (loss) from operations            1.1       (8.8)    (12.0)    (8.7)
Interest and other income (expense)      1.9        0.1       0.4     (0.5)
Income (loss) before income taxes        3.0       (8.7)    (11.6)    (9.2)
Provision for income taxes               0.5        1.5       0.5      0.5
                                      ------     ------    ------   ------
Net income (loss)                        2.5%     (10.2)%   (12.1)%   (9.7)%
                                      ======     ======    ======   ======

Quarter and Nine Months Ended September 30, 1997 Compared to Quarter and Nine Months Ended September 30, 1996

   Revenues.     Total revenues increased 37% to $5.6 million for the quarter
   --------
ended September 30, 1997 from $4.1 million for the quarter ended September 30, 1996 and increased 24% to $15.6 million for the nine months ended September 30, 1997 from $12.6 million in the comparable prior year period. Product revenues advanced 28% for the quarter to $4.0 million from $3.2 million in the same quarter of the prior year and rose 19% to $12.3 million for the nine months ended September 30, 1997 from $10.3 million for the comparable prior year period reflecting primarily increased domestic unit shipments of JetFax MFPs and related consumables and upgrades. The quarter ended September 30, 1997 was a period of major product transition with the introduction of the next generation MFP product line, the JetFax M900 Series. Product growth during the quarter ended September 30, 1997 was partially constrained by the transition due to a number of engineering and supply issues. As a result, the product time to market was delayed several weeks during the third quarter, contributing to a product revenue shortfall from expected levels. These transitional engineering and supply issues have been largely eliminated and the Company believes that the product transition delays are resolved.

   Development fees increased 23% to $469,000 for the quarter ended September 30, 1997 from $380,000 in the same quarter of the prior year and increased 114% to $1.8 million for the nine months ended September 30, 1997 from $830,000 for the comparable period in the prior year, due to significant new OEM programs undertaken in the last twelve months. The Company has previously reported delays on completion of the last milestone of a development agreement with one of its OEM's, for which it had recognized cumulative revenues of $316,000 as of March 31, 1997 and June 30, 1997. Progress has been made towards the completion of the project and the OEM is currently shipping the product. The OEM has agreed that the final milestone payment will be paid in full. The Company recognized $100,000 in additional revenue on this development contract in the quarter ended September 30, 1997 and expects to recognize the remaining $50,000 relating to the last milestone payment upon

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

completion of a mutually agreed final software deliverable in the next several months.

   Software and technology licensing fees increased 108% to $1.1 million for the quarter ended September 30, 1997 from $518,000 for the quarter ended September 30, 1996 and increased 5% to $1.6 million from $1.5 million for the respective 1997 and 1996 nine month periods. The nine month period in 1997 included significant licensing fees from the Company's software licensing and from the Company's development project with Hewlett-Packard which more than offset the decline due to the end of life of Xerox products for which JetFax earned royalties. International revenues decreased to 18% of total revenues for the nine months ended September 30, 1997 from 28% for the comparable period in 1996, as a result of lower international product shipments, primarily in Europe, and lower OEM development fee revenue from foreign companies.

   Two customers, IKON Office Solutions and Hewlett-Packard, accounted for $3.2 million (21%) and $1.9 million (12%), respectively, of total revenues for the nine months ended September 30, 1997. One of the customers, IKON Office Solutions, accounted for $1.8 million (15%) of total revenues for the nine months ended September 30, 1996.

   Cost of Product Revenues.     Cost of product revenues increased 17% to $3.0
   ------------------------
million for the quarter ended September 30, 1997 from $2.5 million in the same quarter in the prior year and were flat at $8.8 million for the 1997 and 1996 nine month periods. Given the higher product revenue level in the current year, the product gross margins advanced to 26.4% and 28.0%, respectively, for the quarter and nine months ended September 30, 1997 from 19.7% and 14.3% for the respective year ago periods. The improvements in the gross margin for the JetFax branded products and consumables were due to manufacturing efficiencies, higher volumes, and a shift in mix to the newer JetFax M5 product line.

   Research and Development.     Research and development expenses increased
   ------------------------
70% to $1.1 million for the quarter ended September 30, 1997 from $662,000 for the quarter ended September 30, 1996 and also increased 126% to $3.0 million from $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. As a percentage of revenues, research and development expenses increased to 20.1% and 19.4% for the 1997 quarter and nine month periods from 16.3% and 10.7% for the corresponding periods a year ago. The year to year increases in research and development expenses resulted primarily from: (i) the additional software development personnel added with the acquisition of the Crandell Group in July 1996, (ii) additional personnel added in 1997 and (iii) external consultant and prototype expenses. The Company incurred higher expenses during the quarter ended September 30, 1997 due to prototype and non-recurring engineering costs related to the introduction of the JetFax M900 Series product line. The Company believes that the development and introduction of new products is critical to its success and expects that research and development expenses will increase on a dollar basis in the future, although at a lower rate than that experienced in the nine months ended September 30, 1997.

   Selling and Marketing.     Selling and marketing expenses increased 7% to
   ---------------------
$991,000 for the quarter ended September 30, 1997 from $924,000 for the comparable quarter in the prior year. Headcount was relatively flat while there was an incremental rise in non-personnel marketing expenses due to higher revenues. As a percentage of revenues, selling and marketing expenses fell to 17.8% for the nine month period ended September 30, 1997 from 22.3% for the comparable period of 1996 due to marketing expenses remaining relatively flat as revenues increased.

   General and Administrative.     General and administrative expenses
   --------------------------
increased 49% to $436,000 in the quarter ended September 30, 1997 from $293,000 in the comparable 1996 quarter. General and administrative expenses rose 60% to $1.2 million for the nine month period ended September 30, 1997 from $725,000 for the comparable period of 1996. As a percentage of revenues, general and administrative expenses rose to 7.4% for the nine month period of 1997 from 5.8% for the nine month period of 1996. The increases were primarily due to higher personnel, facilities, business insurance, and hiring expenses.

   Crandell Acquisition Charges.     There were no additional charges in the
   ----------------------------
quarter ended September 30, 1997 for the Crandell acquisition. The total Crandell acquisition charges were approximately $1.7 million for the nine months ended September 30, 1997. The nine-month period ended September 30, 1997 included a $1.0 million final payment in July 1997 to the Crandell Group in lieu of future royalty payments; Crandell acquisition charges of $0.6 million through June 1997 for an variable equity award classified as compensation; and $56,000 for compensation expenses through June 1997 associated with royalties related to the continuing employment of the founders of the Crandell Group.

   Interest and Other Income (Expense).     Interest and other income (expense)
   -----------------------------------
increased to $106,000 for the quarter ended September 30, 1997 from $3,000 for the comparable quarter of the prior year. Interest income earned on the proceeds from the Company's initial public offering was $152,000 for the quarter ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the nine months ended September 30, 1997, interest and other income (expense) was $81,000 compared to ($59,000) in the prior year. Net interest income for the nine months ended September 30, 1997 was $150,000 versus net interest expense of $52,000 for the comparable 1996 time period. Foreign exchange losses were $45,000 for the nine months ended September 30, 1997 versus $8,000 for the comparable 1996 time period.

   Provision for Income Taxes.     Due to the Company's net losses, there was
   --------------------------
no provision for federal or state income taxes for the quarter and nine months ended September 30, 1997 and 1996, respectively. The $24,000 and the $77,000 income tax provision for the quarter and nine months ended September 30, 1997, respectively, were related to foreign withholding taxes on certain development fees.

   Net income (loss).    The Company reported net income for the third quarter
   -----------------
ended September 30, 1997 of $142,000 or $0.01 per share compared to a net loss of $417,000 for the comparable period in the prior year. The net loss for the nine months ended September 30, 1997 was $1.9 million including non-recurring charges of $1.7 million related to the acquisition of the Crandell Group. Excluding non-recurring charges, the net loss for the nine months ended September 30, 1997 was $208,000 compared with a net loss of $1.2 million for the nine months ended September 30, 1996.


Liquidity and Capital Resources

   The Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and most recently, its initial public offering of common stock declared effective on June 10, 1997. The total amount of equity raised through September 30, 1997 in the form of Common Stock and Series A through F Convertible Preferred Stock was $34.5 million. The Series A through F Convertible Preferred Stock converted into Common Stock upon the closing of the initial public offering. Additionally, $2.8 million of Series P Redeemable Preferred Stock and accrued dividends that was outstanding prior to the Company's initial public offering was redeemed following the closing of the offering at the election of the holder of the Series P Redeemable Preferred Stock.

   At September 30, 1997, the Company had $1.5 million available under its bank credit facility under which there were no borrowings at September 30, 1997. This lending facility is collateralized by substantially all of the Company's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of the Company's eligible outstanding domestic accounts receivable. The revolving line of credit terminates on August 23, 1998 and is subject to renegotiation at that time. The line of credit contains certain covenants which include the requirements that the Company maintain tangible net worth (as defined) of $3.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0 and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with all such covenants at September 30, 1997. The $250,000 note payable to the Crandell Group and the equipment term loan were paid in full during the quarter ended September 30, 1997.

   Cash and cash equivalents increased to $10.4 million at September 30, 1997 from $106,000 at December 31, 1996. Operating activities for the nine months ended September 30, 1997 used cash of $5.0 million. Inventories increased $1.3 million to $3.7 million at September 30, 1997 from $2.3 million at December 31, 1996, due primarily to: (i) an increase in finished goods inventory in connection with the introduction of the Company's newest product,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


the JetFax M910 due to softer sales than originally anticipated and (ii) stocking higher levels of consumables and product upgrades. Accounts receivable increased $1.9 million to $4.3 million at September 30, 1997 from $2.4 million at December 31, 1996 principally due to the increase in product sales and higher receivables related to development contracts. Accounts payable decreased $0.5 million to $1.4 million at September 30, 1997 from $1.9 million at December 31, 1996 related to a $1.0 million payment associated with the acquisition of the Crandell Group partially offset by higher inventory levels.

   Investing activities for the nine months ended September 30, 1997 used cash of approximately $0.9 million for $0.5 million of property purchases and $0.4 million of other assets. Financing activities for the nine months ended September 30, 1997 provided cash of $16.2 million from $19.7 million of net proceeds from the Company's June 1997 initial public offering partially offset by $0.7 million of debt repayments and the $2.8 million redemption of Series P Preferred Stock.

   The Company currently believes that the net proceeds of its initial public offering completed in June 1997, together with available borrowings under its line of credit, and funds from current and anticipated operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.


Factors That May Affect Operating Results
-----------------------------------------

   As noted above, the foregoing discussion may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this Report on Form 10-Q, the Company has identified the following risk factors which could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

   The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the audited Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, contained in the Company's Registration Statement on Form S-1, as amended (No. 333-23763), which was declared effective on June 10, 1997.

   History of Operating Losses; Accumulated Deficit.   The Company had net

   ------------------------------------------------

income of $142,000 for the quarter ended September 30, 1997 and a net loss of approximately $1.9 million for the nine months ended September 30, 1997, and net losses of $0.4 million and $1.2 million for the quarter and nine months ended September 30, 1996, respectively. The Company's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $15.6 million and $13.7 million as of September 30, 1997 and 1996, respectively. There can be no assurance that the Company will achieve or sustain profitability on a quarterly or annual basis in the future.

   Potential Fluctuations in Quarterly Results.   The Company in the past has

   -------------------------------------------

experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements by the Company, its OEMs and their competitors; initiation or termination of arrangements between the Company and its existing and potential significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand for the Company's branded products and OEM products incorporating the Company's technology; inventories of the Company's branded products or products incorporating the Company's technology carried by the Company, its distributors or dealers, its OEMs or the OEMs' distributors that exceed current or projected end user demand; the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology; the amount and timing of development agreements, one-time software licensing transactions and recurring licensing fees; non-performance by the Company, its suppliers or its OEM or other customers pursuant to their plans and agreements; seasonal trends; competition and pricing; customer order deferrals and cancellations in anticipation of new products or product enhancements; software and hardware defects; product delays or product quality problems; currency fluctuations; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors. In addition, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with such revenues frequently concentrated in the last weeks or days of a quarter. If an unanticipated order shortfall occurs at the end of a quarter, the Company's operating results for the quarter could be materially adversely affected.

   Dependence on the MFP Market.   The market for MFPs is relatively new and

   ----------------------------

rapidly evolving. The Company's future success is dependent to a significant degree upon broad market acceptance of the type of MFPs on which the Company is focusing its development efforts. This success will be dependent in part on the ability of the Company and its OEM customers to develop MFPs that provide the functionality, performance, speed and connectivity demanded by the market at acceptable price points and to convince end users to broadly adopt MFPs for office and home office use. There can be no assurance that the market for MFPs will continue to develop, that the Company and its OEM customers will be successful in developing MFPs that gain broad market acceptance, that the Company will be able to offer in a timely manner its embedded system technology, branded products or desktop software or that the Company's OEM customers will choose the Company's technology for use in their MFPs. The failure of any of these events to occur would have a material adverse effect on the Company's business, financial condition and results of operations.

   Risks Associated with Change in Focus of the Company's Business.   The

   ---------------------------------------------------------------

Company has historically focused primarily on the development, manufacture and sale of its branded MFPs and currently derives a substantial portion of its revenues from the sale of its branded MFPs. The Company expects that its revenue growth will become more dependent, in part, on increased licensing of the Company's embedded system technology and desktop software products. However, there can be no assurance that the Company will realize growth in revenues from sales and licensing of its embedded system technology or desktop software. If such growth in revenues does not occur and if revenues from the sale of the Company's branded MFPs were not to continue at past growth rates, due either to a change in the Company's deployment of resources or otherwise, it could have a material adverse effect on the Company's business, financial condition and results of operations.

   Risks Associated with Increased Focus on MFP Desktop Software Business.   In

   ----------------------------------------------------------------------

the future, the Company expects that its business, financial condition and results of operations will become more dependent on sales of its MFP desktop software, particularly JetSuite, which will be sold both separately and bundled with the Company's branded products and embedded system technology. JetSuite was released with several OEM products in the third quarter of 1997. There can be no assurance that errors will not be found in new products, including JetSuite, after commencement of commercial shipments. Such errors may result in a delay in market acceptance or a product recall. Because the market for MFP desktop software products is new and emerging, there can be no assurance that a significant market, if any, will develop for sales of the Company's MFP desktop software products, or for sales of upgrades and add-on software products, and such a failure would likely have a material adverse effect on the Company's MFP software products business. There can be no assurance that the Company's MFP desktop software products business will be successful. Any failure by the Company to develop a successful MFP desktop software products business would have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Dependence on OEMs.   The Company has derived a significant portion of its

   ------------------

revenues from licensing of its embedded system technology and software and from development services to OEMs. The Company currently has OEM relationships with Hewlett-Packard Company (''Hewlett-Packard''), Oki Data Corporation (''Oki Data''), and Samsung Electronics Corporation (''Samsung''). The Company anticipates that a significant portion of its revenues will be derived from OEMs in the future and that the Company's revenues will be increasingly dependent upon, among other things, the ability and willingness of OEMs to timely develop and promote MFPs that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors, such as the timely development by the Company and the OEMs of new products with additional functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; licensing and development fees of the Company; compatibility with emerging industry standards; technological advances; intellectual property issues; general industry competition; and overall economic conditions. Many of these factors are beyond the control of the Company and its OEMs. Many OEMs, including some of the Company's OEM customers, are concurrently developing and promoting MFPs that do not incorporate the Company's technology. In such cases, the OEMs may have profitability or other incentives to promote internal solutions or competing products in lieu of products incorporating the Company's technology. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. The loss of any of the Company's significant OEMs could have a material adverse effect on the Company's business, financial condition and results of operations.

   Risks Associated with Technological Change.   The market for the Company's

   ------------------------------------------

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

   Reliance on Limited Product Line.   The Company has been primarily engaged in

   --------------------------------

the development, manufacture and sale of MFPs and related technology and has derived a substantial portion of its revenues from sales of its branded MFPs and consumables. Dependence on a single product line makes the Company particularly vulnerable to the successful introduction of competitive products. The Company currently derives a substantial portion of its branded product revenues from sales of the JetFax M5. The Company recently introduced its next generation MFP, the JetFax M900 Series product line. The failure of the JetFax M900 Series product line to gain acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

   Risks Associated with Product Development and Introduction; Product Delays.

   --------------------------------------------------------------------------

The Company's future success is dependent to a significant degree on its ability to further develop its embedded system technology and software for MFPs in the time frame required by its OEM and other customers and to develop technology with the quality, speed and other specifications required by its OEM and other customers. The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, delays in receiving necessary components, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


resource limitation difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. The Company has experienced delays in one of its current development projects and, pursuant to certain provisions of its development agreement, the final milestone payment thereunder has been delayed. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volumes increase. There can be no assurance that errors will not be found; that the Company will not experience problems or delays in meeting the delivery schedules for or in the acceptance of products by the Company's OEMs or other customers; that there will not be problems or delays in shipments of the Company's branded products or OEMs' products; or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the MFP market, any delay or difficulty associated with new product development, introductions or enhancements could have a material adverse effect on the Company's business, financial condition and results of operations.

   Effect of Rapid Growth on Existing Resources; Potential Acquisitions.   The

   --------------------------------------------------------------------

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

   Dependence on Outside Suppliers; Dependence on Sole Source Suppliers.   The

   --------------------------------------------------------------------

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

   Dependence on Key Personnel.   The Company is largely dependent upon the

   ---------------------------

skills and efforts of its senior management, particularly Edward R. Prince, III (''Rudy Prince''), its President and Chief Executive Officer, and Lon Radin, its Vice President of Engineering, and other officers and key employees, some of whom only recently have joined the Company. The Company maintains key person life insurance policies on Rudy Prince and Lon Radin. None of the Company's officers or key employees, other than Michael Crandell, Vice President of Software, are covered by an employment agreement with the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel, especially engineering, has recently increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

   International Activities.   Revenues from sales to the Company's customers

   ------------------------

outside the United States accounted for 17%, and 25% of the Company's total revenues for the three months ended September 30, 1997 and 1996, respectively. Revenues from international sales accounted for 18% and 28% of the Company's total revenues for the nine months ended September 30, 1997 and 1996, respectively. The Company expects that revenues from customers located outside the United States may increase in both absolute dollars and as a percentage of total revenues in the future. The international market for the Company's branded products and products incorporating the Company's technology and software is highly competitive, and the Company expects to face substantial competition in this market from established and emerging companies and technologies developed internally by its OEM customers. Risks inherent in the Company's international business activities also include currency fluctuations and restrictions, the burdens of complying with a wide variety of foreign laws and regulations, including Postal, Telephone and Telegraph (''PTT'') regulations, longer accounts receivable cycles, the imposition of government controls, risks of localizing and internationalizing products to local requirements in foreign countries, trade restrictions, tariffs and other trade barriers, restrictions on the repatriation of earnings and potentially adverse tax consequences, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's international sales are currently denominated in U.S. dollars and, therefore, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. Because of the Company's international activities, it faces certain currency exposure and translation risks.

   Possible Volatility of Stock Price. The trading price of the Common Stock may

   ----------------------------------

be subject to significant fluctuations in response to variations in quarterly results of operations, announcements of new products by the Company or its competitors, developments or disputes with respect to proprietary rights, general trends in the industry, overall market conditions and other factors. In addition, the stock market historically has experienced extreme price and volume fluctuations, which have particularly affected the market price of securities of many high technology companies and which at times have been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Common Stock.

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits And Reports On Form 8-K

 (a) Exhibits.

   Exhibit
   Number                     Description                            Page
   -------  -------------------------------------------------------  ----
    10.1   Amended and Restated Loan and Security Agreement between
           the Registrant and Venture Banking Group, a division of
           Cupertino National Bank dated September 17, 1997.          19
    11.1   Statement regarding calculation of net income (loss) per
           share.                                                     42
    27.1   Financial Data Schedule.                                   43

 (b) Reports on Form 8-K.   The Company did not file any Reports on Form 8-K
     --------------------
     during the quarter ended October 4, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       JETFAX, INC.
                                                   -------------------
                                                       (Registrant)



Date:  November 6, 1997                        By:  /S/  ALLEN K. JONES
                                                    -------------------
                                                       Allen K. Jones
                                                 Vice President, Finance and
                                                   Chief Financial Officer
                                                   (Authorized Officer and
                                                    Principal Accounting and
                                                      Financial Officer)



