Form 10-K
period 1998-01-03
JETFAX INC
filed 1998-04-03
CIK 872901

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended January 3, 1998 .
        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ____________.

                        Commission File Number 0-22561

                                 JETFAX, INC.

            (Exact name of Registrant as specified in its charter)


              Delaware                                       77-0182451
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or Organization)                      Identification No.)


                1378 Willow Road, Menlo Park, California 94025
             (Address of principal executive offices)  (Zip Code)


      Registrant's telephone number, including area code: (650) 324-0600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 23, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $38,491,905 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 1998, the Registrant had outstanding 11,742,238 shares of Common Stock.
                           ________________________

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after January 3, 1998. (Part III).


   This Report on Form 10-K includes 59pages with the Index to Exhibits located on pages 33 to 35.

                                 JETFAX, INC.
                                   INDEX TO
                          ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED JANUARY 3, 1998




                                                                        Page
                                                                        ----
                                    PART I

 Item 1    Business....................................................   1
 Item 2    Properties..................................................   9
 Item 3    Legal Proceedings...........................................   9
 Item 4    Submission of Matters to a Vote of Security Holders.........   9

                                    PART II

 Item 5    Market for the Registrant's Common Equity and
           Related Stockholder Matters.................................  10
 Item 6    Selected Financial Data.....................................  12
 Item 7    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................  13
 Item 8    Financial Statements and Supplementary Data.................  29
 Item 9    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.........................  29

                                    PART III

 Item 10   Directors and Executive Officers of the Registrant..........  30
 Item 11   Executive Compensation......................................  31
 Item 12   Security Ownership of Certain Beneficial Owners
           and Management..............................................  31
 Item 13   Certain Relationships and Related Transactions..............  31

                                    PART IV

 Item 14   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.................................................  32
 Signatures............................................................  55


                                    PART I

ITEM 1.  BUSINESS

OVERVIEW

  JetFax, Inc. is a leading developer and provider of integrated embedded system technology, branded products and desktop software solutions for the multifunction product ("MFP") market, which consists of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. The Company focuses on two distinct segments of the MFP market, the small office/home office ("SOHO") segment and the corporate segment.

  The Company's embedded system technology is made up of proprietary ASICs, software and firmware that reside on a modular controller circuit board (an "embedded system"). This technology provides the intelligence of a MFP and coordinates, controls and optimizes a MFP's printing, faxing, copying and scanning operations. JetFax licenses and manufactures its embedded system and desktop software for a range of MFP solutions sold under the JetFax brand name and the brand names of its OEM customers. The Company believes its embedded system technology and desktop software enable OEMs to offer more competitive products with improved price/performance, shortened development cycles and reduced development and product costs. The Company currently licenses its embedded system technology or software to 25 licensees worldwide, including Hewlett-Packard, Oki Data, and Samsung.

  Since its inception in 1988, the majority of the Company's revenues have been generated from sales of JetFax branded products and consumables, including the Series M900, the Company's current line of branded products introduced in September 1997. The Company believes that it offers the most advanced and innovative MFP solutions currently available in its product class. For example, the JetFax M5, the Company's branded product preceding the Series M900, was the first MFP to support two telephone lines for simultaneous receiving and sending of faxes, and the Company was one of the first to market a MFP with a high speed
33.6 Kbps modem.

  The Company believes its JetSuite software will define a new category of all-in-one software for MFPs that will replace the piecemeal software components historically bundled by MFP vendors. As a result, corporate and SOHO workers can increase productivity and realize substantial time and cost savings relative to traditional office protocols and equipment usage. The Company's JetSuite desktop software can be sold on a stand-alone basis or bundled with the JetFax embedded system to provide a complete, integrated hardware and software solution. JetSuite is currently bundled with products from Hewlett-Packard and Oki Data. With the merger of DocuMagix, Inc. in December 1997, the Company also offers PaperMaster electronic file cabinet software through bundling with OEM hardware products, as well as in the retail software market. The Company additionally offers JetPCL software, which provides high quality conversion of documents encoded in Hewlett-Packard's Printer Control Language (''PCL''), the industry standard.

PRODUCTS

  JetFax offers the following products and solutions to its OEMs and other customers:

  JetFax Branded Products and Related Consumables.   JetFax develops,
manufactures and markets a high quality MFP under the JetFax brand name. For this branded solution, JetFax procures an integrated printing and scanning engine and integrates its embedded system technology with the engine at its facility.

  The Company's current branded MFP is the Series M900, which the Company began shipping commercially in September 1997. The Series M900 offers the functionality of a high-volume, full-featured plain paper fax machine in addition to its multifunction print, copy and scan capabilities. The Series M900 is based on a LED printer engine, which uses the same drum and toner print technology as a laser printer ("laser/LED"). The Series M900 is comprised of four models (M900, M910, M920 and M930) which include features such as a two-line capability, which allows simultaneous receiving and sending of faxes, and a high-speed 33.6 Kbps modem for single-line models, which reduces the transmission time of a typical fax. The models M920 and M930 are field upgradeable from the base M910 unit. List prices of the Series M900 range from approximately $2,000 to more than $3,500 depending on the options included.

  The Company also sells consumables for its products, including toner cartridges, imaging drums and inkjet cartridges. These consumables, which need to be purchased periodically by customers over the life of the product, are typically procured by the Company from the manufacturer of the printing engine and are labeled with the JetFax brand name. Certain consumables not procured from the Company or its suppliers are not easily used with JetFax products or do not provide optimal functionality. Revenues from sales of consumables represented 17%, 14% and 14% of the Company's total revenues in the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively. The Company believes that such revenues will increase as the installed base of JetFax branded MFPs grows.

  Embedded System Technology.   JetFax develops and licenses its embedded system
technology for manufacture and integration by its OEM customers into their MFPs. This technology includes a complete embedded system design, modified to meet the OEMs' specifications and requirements. Such hardware and software modifications are performed by JetFax and typically include changes to the printer and scanner interfaces and to the control panel and user interface. The Company generally receives development fees in return for such modifications, in addition to prepaid and per unit royalties for the license. The Company's embedded system technology has been customized and licensed for use in the dex 855 currently manufactured by Samsung and the Hewlett-Packard LaserJet 3100 introduced in March 1998, as well as the previously sold Minoltafax 1000, the Xerox 3006, and Xerox WorkCenter 250.

  The Company offers completely assembled embedded system circuit boards to its OEMs as well as systems integration services. An OEM can choose to procure the embedded system boards directly from JetFax for integration at the OEM's facility or the OEM can ship its printing/scanning engine to JetFax for final assembly and testing. The Company believes its ability to offer a variety of manufacturing and systems integration capabilities provides OEMs with a means to reduce development costs and time-to-market.

  JetSuite Software.   The Company believes its JetSuite software will define a
new category of all-in-one software for MFPs that will replace the piecemeal software components historically bundled by MFP vendors. JetSuite software is designed to provide a comprehensive software solution for users of MFPs in a Microsoft Windows (3.1, 95, NT) environment. JetSuite is installed on a user's PC and combines low-level device drivers for printing, faxing, copying and scanning with a visual "desktop" application that allows a user to organize, convert and manage documents created or received using a MFP. Using JetSuite, a user can create a self-viewing, portable version of any document, whether "printed" electronically, captured from an Internet Web page, scanned or faxed. Such a portable document can then be e-mailed and viewed without requiring the recipient to have a specific software application or viewer installed on their system. All of the document's original formatting, layout, colors and look are maintained in a portable JetSuite document. JetSuite fully supports both fax-based and e-mail-based document transmission and provides links to popular third party software applications, such as word processors and graphics programs, allowing users to move documents in and out of the JetSuite desktop easily. The Company offers JetSuite to OEMs for use with the OEMs' embedded system or bundled with JetFax's embedded system technology, as well as an option with JetFax branded MFPs.

  PaperMaster Software.   PaperMaster began shipping in 1994 as one of the
leading retail packages of personal document management software. Since that time, the product also shipped through OEM bundles with a number of scanner products from several of the leading scanner manufacturers including Logitech, Storm, and Microtek. PaperMaster uses a file cabinet metaphor as its user interface, allowing one to unlock and open various file drawers and folders and insert a variety of document types. The software indexes documents, allowing users to search and retrieve documents based on text strings. Also included are web links to allow users to easily save and retrieve web-based HTML documents. Subsequent to the 1997 fiscal year end, Hewlett-Packard announced that it is bundling PaperMaster with its new CD-Writer Plus storage system. The CD-Writer allows a PaperMaster user to "publish" a file cabinet containing documents of all types to a CD. This capability extends the market for PaperMaster to the storage arena, opening a new market segment for PaperMaster and broadening the product's scope beyond that for traditional desktop scanners.

  JetPCL Software.   Hewlett-Packard's Printer Control Language (''PCL'') is the
industry standard method of delivering commands from a PC software package to a printer. The Company's JetPCL software is a PCL-emulator that provides high-quality conversion of documents encoded in PCL into various image formats, including fax. JetPCL is currently a leading PCL conversion package for suppliers of standalone fax and network fax server products and the Company has licensed JetPCL to more than 25 OEM customers. JetPCL also supports host-based conversion of PCL for print devices, allowing lower cost printers to support legacy DOS applications that generate PCL output. JetPCL is included in the Company's JetSuite software, providing PCL capability for DOS-based printing on MFPs. JetPCL supports PCL versions 4, 5 and 5E and is available on the following platforms: DOS, DOS Extender, OS/2, NetWare NLM, Microsoft Windows 3.1, Microsoft Windows 95, Microsoft Windows NT and major UNIX platforms.

TECHNOLOGY

  Embedded System Technology.    JetFax's third generation embedded system
technology is based on the Company's application specific integrated circuit (''ASIC'') semiconductor designs integrated with a Motorola 680X0 microprocessor. The specialized ASICs perform most of the heavy computational tasks, allowing the single 680X0 microprocessor to drive the embedded system and service all of the functions -- printing, faxing, copying and scanning -- required by a MFP. The ASICs perform a variety of imaging functions and provide high-speed data paths for large image data files that are quickly moving through the various processes in the system. The ASIC imaging functions include error diffusion scanning, edge enhancement, background compensation, scaling and print smoothing. A high-speed image bus and numerous direct memory access ("DMA") channels are also provided by the ASICs to optimize system performance and provide easy access to a specialized compression/decompression imaging processor. The Company believes it has developed an economical hardware design with enough modularity built in to support a range of products and speeds, including such features as high speed 33.6 Kbps modems, quick scanning of under three seconds per page and extensive battery-protected memory.

  The firmware in JetFax's embedded system is centered on the Company's task-swapping, real-time operating system. The operating system rotates among the various functions such as printing, faxing, copying or scanning, allocating enough processing time for each task to prevent any significant performance deterioration when swapping among other tasks. The majority of firmware in the Company's embedded system, including the operating system, is written in assembly code, which the Company believes provides greater efficiency and maximum use of available processing power. The Company constantly evaluates the level of assembly coding used in its systems and incorporates higher-level languages in those areas where the use of such languages may result in greater efficiencies.

  Software Technology.   The foundation of JetSuite, is its portable document
technology which replicates documents for storage, transmission and viewing. JetSuite portable documents use a highly compressed print-imaging format containing a combination of text, fonts, color, graphic elements (such as lines and circles) and bitmaps. This portable document technology allows a single document data base to handle both hard copy images from scanned or faxed documents and electronically created documents. JetSuite portable documents (.JSD files) can easily be shared with others by using a freely distributable compact version of the JetSuite viewer that combines with a .JSD file to create a self-viewing document. Self-viewing documents can be transmitted to other PC users through standard e-mail without requiring the recipient to have a particular viewer or software application. JetSuite also provides a range of imaging functionality for fast viewing, zooming and panning, as well as document markup and cleanup functionality. The JetSuite scan function includes support of the industry standard TWAIN interface, allowing users to scan documents directly to other scanning applications. In its fax application, JetSuite includes full functionality for both sending and receiving faxes, a phone book for managing names, addresses, phone numbers and fax groups, and an inbox and outbox for managing faxes. JetSuite also includes integrated third party OCR technology, which allows users to convert scanned text documents to editable text files in a variety of different word processor and spreadsheet formats.

  PaperMaster Software.   Due to its lengthy product history, PaperMaster
contains a number of key
technologies that distinguish it from its competition. As new documents are added to its file cabinets, documents are automatically indexed to a very efficient and fast search and retrieval system. Furthermore, documents can be automatically placed in the proper file cabinet and folder based on certain criteria that are selected for certain files and folders. PaperMaster also includes plug-ins and browser links that make it very easy to store, print and file documents from the Internet. With its "publish" feature, PaperMaster now allows users to write an entire file cabinet to external storage devices while embedding a viewer and search engine for locating the documents within the file cabinet. All of this is achieved through an intuitive file cabinet user interface that closely resembles the operations that a user would perform with standard hard copy documents.


CUSTOMERS

  The Company's customers include office equipment dealers and distributors who resell the Company's branded MFPs, options and consumables, as well as OEMs that license the Company's embedded system technology and software in conjunction with the manufacture and distribution of MFPs.

  JetFax Branded Products.   In the United States and Canada, the Company
distributes JetFax branded products, options and consumables through office equipment dealers, primarily through IKON and dealers associated with BTA. In the year ended December 31, 1997, the nine months ended December 31, 1996 and fiscal year ended March 31, 1996 revenues recorded by the Company from dealers associated with IKON represented 19%, 18% and 11%, respectively, of the Company's total revenues. The Company also distributes its products through regional distributors. As of December 31, 1997, the Company had approximately 200 dealer sales locations in the United States and Canada. The Company sells its branded products internationally through office equipment dealers. Sales to Messerli, one of the Company's office equipment dealers located in Switzerland, accounted for 3%, 3% and 10% of the Company's total revenues in the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, respectively.

  OEM Relationships and JetSuite and PaperMaster Software.   The Company
receives license fees and development fees for the Company's embedded system technology and desktop software from a number of manufacturers of MFPs. JetFax currently licenses embedded system technology or desktop software to 25 companies and has OEM relationships with Hewlett-Packard, Oki Data, and Samsung.

  Hewlett-Packard Company.   Effective in January 1997, the Company entered into
a development and license agreement with Hewlett-Packard for the inclusion of the JetFax embedded system technology and JetSuite software in a Hewlett-Packard product. The development was completed in early 1998 and the HP LaserJet 3100 was launched in March 1998.

  Oki Data Corporation.   In September 1996, the Company entered into a license
agreement with Oki Data for the inclusion of JetSuite software with a number of Oki Data MFPs which are currently in the market.

  Samsung Electronics Corporation.   In June 1995, the Company entered into a
development agreement with Samsung for the use of the Company's third generation embedded system technology in a new laser multifunction product. This product is marketed by Danka Corporation in the United States as the dex 855.


SALES AND MARKETING

  The Company markets and sells its products worldwide to OEMs, dealers and distributors. The Company maintains separate sales forces for its branded products and OEM/licensing businesses, and its marketing department supports all aspects of the Company's worldwide business. As of December 31, 1997, the sales and marketing department (including order entry, technology support and customer service personnel) consisted of 33 employees and contractors.

  OEM Relationships.   The Company licenses its embedded system technology,
JetSuite software, PaperMaster software and JetPCL software to OEMs. The Company continues to enhance its relationships with existing OEMs and seeks to obtain new OEM customers through dedicated account management and marketing programs. The Company works closely with OEM accounts to define product requirements, create development plans and manage development programs. The marketing group promotes JetFax as a leading provider to OEMs of MFP solutions through a combination of public relations and press coverage, exhibits and presentations at trade shows, product brochures and other marketing promotions.

  JetFax Branded Products.   The Company's branded products are primarily sold
in the United States through office equipment dealers. The Company's sales force provides dealer training programs, sales incentive programs which include cash incentives, group trips, volume discounts and market development funds. Marketing activities to promote JetFax branded products include direct mail, print advertising and an ongoing public relations program.

  Software.   The Company's software marketing strategy is to license both
JetSuite and PaperMaster software for bundling with multiple OEM products. In addition, the Company intends to promote software upgrades and add-on software products in a number of ways, including in-box flyers, software installation and reminder screens, mailings to registered users, website advertisements and co-promotions with OEMs.

  The Company's international sales efforts are focused on Western Europe, Australia and New Zealand. The Company's branded products are sold internationally through office equipment distributors in Australia, Canada, the Netherlands, New Zealand, Scandinavia, Switzerland and the United Kingdom. The Company also sells directly to office equipment dealers in the United Kingdom and through a subsidiary, JetFax GmbH, in Germany. The Company has sales, service or support personnel located in Germany, the Netherlands, Ireland and the United Kingdom. International marketing efforts are focused on providing country specific marketing materials, sales incentive programs for dealers and participation in trade shows.


RESEARCH AND DEVELOPMENT

  JetFax's principal research and development activities are located at the Company's headquarters in Menlo Park, California and at its software applications division located in Santa Barbara, California. As of December 31, 1997, the Company's research and development department consisted of 45 employees. The primary activities of these employees are new product development, enhancement of existing products, product testing and technical documentation.

  The Company's research and development efforts focus on ongoing development of both the Company's MFP embedded system technology and desktop software. The Company is in the process of developing future MFPs with both improved feature sets and reduced manufacturing costs. These improvements are expected to include increased printing speed, additional base memory, higher speed scanning, simpler PC connectivity and advanced compression algorithms that will decrease fax transmission cost while increasing memory storage. The Company believes that its branded product development efforts provide the Company with a competitive advantage for its embedded system technology and software by defining the needs for new products, guiding future enhancements and testing new implementations. By introducing advanced new features in the corporate market, the Company believes that it is able to maintain its technology lead while further refining such features before introducing them to its OEMs.


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

  The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions. The Company has no patents or patent applications pending. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and limits access to and distribution of its designs, software and other proprietary information. Despite these efforts, the Company may be unable to effectively protect its proprietary rights and, in any event, enforcement of the Company's proprietary rights may be expensive. The Company's source code also is protected as a trade secret.

However, the Company from time to time licenses portions of its source code and designs to OEMs and also places such source code and designs in escrow to be released to OEMs in certain circumstances, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure. In addition, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use the Company's proprietary information. Further, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

  As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on the Company's technology increasingly may become the subject of infringement claims. The Company has in the past received communications from third parties asserting that the Company's trademarks or products infringe the proprietary rights of third parties or seeking indemnification against such infringement. The Company is generally required to agree to indemnify its OEMs from third party claims asserting such infringement. There can be no assurance that third parties will not assert infringement claims against the Company or its OEMs in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from daily operations. In addition, the Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop, or license on acceptable terms, a substitute technology could have a material adverse affect on the Company's business, financial condition and results of operations.


MANUFACTURING AND OPERATIONS

  The Company manufactures its JetFax branded products for distribution to the corporate segment of the MFP market. The Company generally outsources materials from suppliers and performs final assembly and testing at its main facility in Menlo Park, California. As of December 31, 1997, the Company's manufacturing and operations department consisted of 24 employees.

  The Series M900 is the Company's current product line of branded MFPs. The major components of the Series M900 products are the print engine, the scanner, the user interface and the multifunction embedded system technology and modem electronics, all of which are outsourced. The JetFax embedded system and modem assemblies are built to specification by an external printer circuit board assembler. Final product assembly at the Company's headquarters consists of integrating the components on a progressive assembly line. Each Series M900 product is tested at the Company by an internal self test for a period of not less than 24 hours, followed by a series of functional and margin tests to help ensure reliable performance at the customer's site. The Company's final assembly and test facilities have recently been improved to allow for better material flow, process definition and production efficiency.

  The Company relies on various suppliers of components for its products. Many of these components are standard and generally available from multiple sources. However, there can be no assurance that alternative sources of such components will be available at acceptable prices or in a timely manner. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms, would have a material adverse effect on the Company's business and financial condition and results of operations. The Company generally buys components under purchase orders and does not have long-term agreements with its suppliers. Although alternate suppliers may be readily available for some of these components, for other components it could take an undetermined amount of time to qualify a replacement supplier and order and receive replacement components. The Company does not always maintain sufficient inventory to allow it to fill customer orders without interruption during the time that would be required to obtain an adequate supply of single sourced components. Although the Company believes it could develop other sources for single source components, no alternative source currently exists and the process could take several months or longer. Therefore, any interruption in the supply of such components could have a material adverse effect on the Company's business, financial condition and results of operations.

  Many of the components used in the Company's products are purchased from suppliers located outside the United States. Foreign manufacturing facilities are subject to risk of changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. There can be no assurance that United States or foreign trading policies will not restrict the availability of components or increase their cost. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain components used in the Company's products are available only from one source. The Company is dependent on Oki America, as the supplier of major components, including the printer engine, of the Series M900. Oki America is also a competitor of the Company. The Company is also dependent on AMI to provide unique ASICs incorporating the Company's imaging and logic circuitry, Motorola to provide microprocessors, Pixel, to provide a specialized imaging processor and Rockwell to provide modem chips. If Oki America, AMI, Motorola, Pixel or Rockwell were to limit or reduce the sale of such components to the Company, or if such suppliers were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, it would have a material adverse effect on the Company's business, financial condition and results of operations. These sole source providers are subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company or the Company's customers and thereby adversely affect the Company's business and customer relationships. Any disruption in the Company's sources of supply could limit or delay production or shipment of products incorporating the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.


COMPETITION

  The market for MFPs and related technology and software is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. The Company's branded products compete primarily with the dominant vendors in the fax market, all of whom have substantially greater resources than the Company and include, among others, Canon Inc., Panasonic, a division of Matsushita Electrical Industrial Co., Ltd., Pitney Bowes Inc., Ricoh Co. Ltd., Sharp Electronics Corporation and Xerox. The Company also competes on the basis of vendor name and recognition, technology and software expertise, product functionality, development time and price.

  The Company's technology, development services and software primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEMs have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing multifunction technologies and software which may be implemented into their products, thereby replacing the Company's proposed or current technologies, eliminating a need for the Company's services and products to these OEMs. The Company also competes with technologies, software and development services provided in the MFP market by other systems and software suppliers to OEMs. With respect to MFP embedded system technologies, the Company competes with, among others, Peerless Systems Corporation, Personal Computer Products, Inc. and Xionics Document Technologies, Inc. With respect to desktop software, the Company competes with, among others, Caere Corporation, Simplify Development Corporation, Smith Micro Software, Inc., Visioneer Inc., Wordcraft International and Xerox.

  As the MFP market continues to develop, the Company expects that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute products or technologies. Software solutions may also be introduced by competitors that are less costly or provide better performance or functionality. The Company anticipates increasing competition for its MFPs, technologies and software under development. Most of the Company's existing competitors, many of its potential competitors and all of the Company's OEMs have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the price of its branded products, to reduce the amount of royalties received on new licenses and to reduce the fees for its development services in order to maintain existing business and generate additional product sales and license and development revenue, which could reduce profit margins and result in losses and a decrease in market share. No assurances can be given as to the ability of the Company to compete favorably with the internal development capabilities of its current and prospective OEM customers or with other third-party vendors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.


BACKLOG

  The Company had essentially no backlog at either December 31, 1997 or December 31, 1996, which is in line with the normal practice in the markets in which it operates. The office equipment dealer channel for MFPs typically requires shipment at time of order placement, and the Company has managed operations to fully satisfy customer demand within each fiscal quarter. The software business conventionally does not have backlog, and revenues from the Company's development programs are recognized on a percentage of completion basis.


EMPLOYEES

  As of December 31, 1997, the Company had 118 employees and 3 full-time equivalent contractors. There is no labor union representation for any of the Company's employees. The Company has never experienced a work stoppage, and relations with employees are considered good. The Company hires contract employees on an as-needed basis to meet temporary or specific needs.

ITEM 2.  PROPERTIES

  The Company's headquarters and principal operations are in leased facilities totaling approximately 38,000 square feet in Menlo Park, California, and the lease for this facility has been amended to expire in January 2003. In September and December 1997, the Company entered into a lease for additional office and administrative facilities in an adjacent building totaling approximately 17,000 square feet. The lease for this additional facility is coterminous with the expiration date of the initial lease agreement and expires in January 2003. The Company has a month-to-month lease for approximately 2,400 square feet in Santa Barbara, California for its software application organization. The Company believes that suitable additional or alternative space at commercially reasonable terms will be available in the future as required.


ITEM 3.  LEGAL PROCEEDINGS

  To the Company's knowledge, there are no pending legal proceedings which are material to the Company or its business to which it is a party or to which any of its properties is subject.

  In the event of an adverse ruling in any intellectual property litigation that might arise in the future, the Company might be required to discontinue the use of certain processes, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to the infringing technology. There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all. In the event of a successful claim against the Company and the Company's failure to develop or license a substitute technology on commercially reasonable terms, the Company's financial position and results of operations could be adversely affected.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market Information and Recent sales of Unregistered Securities

    The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the trading Symbol "JTFX".

    The Company completed an initial public offering of 3.5 million shares of Common Stock (2.75 million shares offered by the Company and 0.75 million shares offered by selling stockholders) in June 1997. The Company's Common Stock began trading on June 11, 1997. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

    The range of daily closing prices per share for the Company's common stock from June 11, 1997 to January 3, 1998 was:


YEAR ENDED DECEMBER 31, 1997:                                   HIGH              LOW
    Fourth quarter..........................................   $ 9.375            $5.188
    Third quarter...........................................   $11.000            $8.000
    Second quarter (from June 11, 1997).....................   $ 8.125            $6.875

    The reported last sale price of the Company's Common Stock on the Nasdaq National Market on March 23, 1998 was $4.75. The approximate number of holders of record of the shares of the Company's Common Stock was 213 as of March 23, 1998. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. The approximate number of beneficial stockholders of the shares of the Company's Common Stock as of March 23, 1998 was 3,202.

    The Company has authorized Common Stock of $0.01 par value and Preferred Stock. In connection with the initial public offering, all of the convertible preferred stock, except the Series P Redeemable Preferred Stock, and related accrued dividends outstanding at the time of the initial public offering automatically converted into 6,456,681 shares of Common Stock. Approximately $2.8 million of the net proceeds were used for the mandatory redemption of the Series P Redeemable Preferred Stock following the closing of the Company's initial public offering in June 1997. Subsequent to the Company's initial public offering, the Company has not issued any Preferred Stock.

    The Company has not paid any cash dividends on its capital stock. The Company currently intends to retain its earnings to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's existing credit facilities prohibit the payment of cash or stock dividends on the Company's capital stock without the bank's prior written consent. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in Item 14.

    During the year ended December 31, 1997, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, except for the issuance of an aggregate of 900,000 shares of the Company's Common Stock on December 5, 1997 which were issued to the shareholders of

DocuMagix, Inc. with and into the Company in connection with the merger of DocuMagix, Inc. (see Note 2 of Notes to Consolidated Financial Statements). The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificate and instruments issued in such transactions. All receipients had adequate access, through their relationships with the Company, to information about the Registrant.

(b)     Report of offering securities and use of proceeds therefrom:

In connection with its initial public offering in 1997, the Company filed a Registration Statement on Form S-1, SEC File No. 333-23763 (the "Registration Statement"), which was declared effective by the Commission on June 10, 1997. The Company registered 4,025,000 shares of its Common Stock, $0.001 par value per share. The offering commenced on June 11, 1997 and 3,500,000 shares were sold. The over-allotment option was not exercised and the Company deregistered 525,000 shares on July 11, 1997. The aggregate offering price of the registered shares was $28,000,000. The managing underwriters of the offering were Prudential Securities Incorporated and Cowen & Company. The Company incurred the following expenses in connection with the offering:

Underwriting discounts and commissions:...................................   $1,960,000
Other expenses:...........................................................      800,000
                                                                             ----------
Total Expenses:...........................................................   $2,760,000
                                                                             ==========

All of such expenses were direct or indirect payments to others.

The net offering proceeds to the Company after deducting the total expenses above and the proceeds to selling shareholders were approximately $19,662,000. From June 11, 1997 to December 31, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Purchase and installment of machinery and equipment:.....................   $   468,154
Acquisition of other businesses..........................................     1,250,000
Working capital:.........................................................     7,690,209
Investment in short-term, interest-bearing obligations:..................     5,429,629
Repayment of indebtedness:...............................................     1,705,342
Redemption of Series P Preferred.........................................     2,794,000
Investment in Minority Interest..........................................       325,000
                                                                            -----------
Total....................................................................   $19,662,334
                                                                            ===========


Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

  The consolidated statement of operations data set forth below for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-K. The selected financial data for the fiscal years ended March 31, 1996, 1995 and 1994 and the consolidated balance sheet data at March 31, 1995 and 1994, have been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations. The following financial data is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-K.




                                                                              NINE MONTHS
                                                                YEAR ENDED       ENDED
                                                                DECEMBER 31,   DECEMBER 31,      FISCAL YEAR ENDED MARCH 31,
                                                                ------------  -------------   ---------------------------------
                                                                   1997          1996(1)        1996         1995        1994
                                                                ------------  -------------   ---------   ---------   ---------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product.......................................................   $16,281       $10,205       $11,143       $6,413       $6,086
  Software and technology license fees..........................     4,493         3,200         3,413          484           --
  Development fees..............................................     2,246         1,468           720        1,200           75
                                                                   -------       -------       -------       ------       ------
    Total revenues..............................................    23,020        14,873        15,276        8,097        6,161
                                                                   -------       -------       -------       ------       ------
Costs and expenses:
  Cost of product revenues......................................    11,886         8,441        11,102        5,249        5,486
  Cost of software and license fees.............................       770           517           587          124           --
  Research and development......................................     5,355         2,554         2,318        1,794        1,776
  Selling and marketing.........................................     6,046         5,212         5,216        1,928        1,476
  General and administrative....................................     3,031         1,726         1,652        1,632          881
  Acquisition and related expenses..............................     2,106            --            --           --           --
                                                                   -------       -------       -------       ------       ------
    Total costs and expenses....................................    29,194        18,450        20,875       10,727        9,619
                                                                   -------       -------       -------       ------       ------
 Loss from operations...........................................    (6,174)       (3,577)       (5,599)      (2,630)      (3,458)
                                                                   -------       -------       -------       ------       ------
 Interest and other income (expense), net.......................       111            --          (259)        (119)          (4)
                                                                   -------       -------       -------       ------       ------
 Loss before extraordinary item and income taxes................    (6,063)       (3,577)       (5,858)      (2,749)      (3,462)
 Provision for income taxes.....................................        96           107            35           --           --
                                                                   -------       -------       -------       ------       ------
 Loss before extraordinary item.................................    (6,159)       (3,684)       (5,893)      (2,749)      (3,462)
 Extraordinary item (2).........................................        --            --            --          349           --
                                                                   -------       -------       -------       ------       ------
 Net loss.......................................................   $(6,159)      $(3,684)      $(5,893)     $(2,400)     $(3,462)
 Series P Redeemable Preferred Stock dividends..................       (68)         (116)      =======      =======      =======
                                                                   -------       -------
 Net loss applicable to common stockholders.....................   $(6,227)      $(3,800)
                                                                   =======       =======

Net loss per share (3):
  Basic.........................................................   $ (0.61)      $ (0.46)
                                                                   =======       =======
  Diluted.......................................................   $ (0.61)      $ (0.46)
                                                                   =======       =======
Shares used in computing per share amounts:
  Basic.........................................................    10,170         8,203
                                                                   =======       =======
  Diluted.......................................................    10,170         8,203
                                                                   =======       =======


                                                                        DECEMBER 31,                       MARCH 31,
                                                                  ----------------------      ----------------------------------
                                                                    1997         1996(1)        1996          1995        1994
                                                                  ---------     --------      ---------     --------    --------
                                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
 Working capital.................................................  $12,814       $   542       $ 4,978       $(2,772)     $(4,970)
 Total assets....................................................   18,856         7,092        12,031         3,849        2,700
 Long-term note payable, less current portion....................       --           198            --         2,372            4
 Redeemable preferred stock......................................       --         2,726         2,610            --           --
 Total stockholders' equity (deficit)............................   15,271          (861)        2,708        (4,779)      (4,710)

____________________
(1) Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. The 40-week period from April 1, 1996 to January 4, 1997 is referred to herein as the nine months ended December 31, 1996. For presentation purposes, the Company refers to its reporting year ended January 3, 1998 as ending on December 31, 1997 and its reporting year ended January 4, 1997 as ending on December 31, 1996.

(2) Represents a gain on exchange of stockholder debt and receivables for notes payable.

(3) For an explanation of the determination of the number of shares used in computing net loss per share, see Note 1 of Notes to Consolidated Financial Statements. Net loss per share for fiscal March 31, 1996 and earlier periods has not been presented because of the significant change in the Company's capital structure from the conversion of preferred stock in connection with the Company's initial public offering in June 1997. The common stock equivalents from the conversion of the preferred stock would be antidilutive for such loss years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Report on Form 10-K.

  JetFax, Inc. is a leading developer and provider of integrated embedded system technology, branded products and desktop software solutions for the MFP market, which consists of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. The Company was incorporated in August 1988 and since that time has engaged in the development, manufacture and sale of its branded MFPs, including the 8000-D, the JetFax 4, the JetFax M5, and the current offering, the Series M900. The Company has also entered into agreements with a number of OEMs for the customization and integration of the Company's embedded system technology and desktop software in OEMs' MFPs. The desktop software includes JetSuite, which resulted from the Company's July 1996 purchase of substantially all of the assets of the Crandell Group, Inc., and PaperMaster, which was acquired in a December 1997 pooling of interests transaction with DocuMagix, Inc.

  Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or following December 31. For presentation purposes, the Company refers to its reporting year ended January 3, 1998 as ending on December 31, 1997 and its reporting year ended January 4, 1997 as ending on December 31, 1996. The most recent fiscal year discussion and analysis is based on the twelve months ended December 31, 1997 compared to the twelve months ended December 31, 1996.

  Revenues increased to $23.0 million for the twelve months ended December 31, 1997 from $20.4 million for the twelve months ended December 31, 1996 and $15.3 million for the fiscal year ended March 31, 1996. In June 1997, the Company completed an initial public offering of 3.5 million shares (2.75 million shares offered by the Company and 0.75 million shares offered by selling shareholders) at $8.00 per share with net proceeds to the Company of $19.7 million. At December 31, 1997, the Company had an accumulated deficit of $27.7 million and total stockholders' equity of $15.3 million.

  The Company's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) development fees for engineering services; and (iii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software. Historically, product revenues have accounted for the majority of the Company's total revenues. For the twelve months ended December 31, 1997, product revenues, development fees, and software and technology license fees, as a percentage of total revenues, were 71%, 10% and 19%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Product revenues result from the sale of the Company's branded MFP products into the corporate market through business equipment dealers. Revenues from product sales to resellers, international distributors, OEMs and end users are recognized upon shipment. OEMs, end users, and international distributors have no rights of return while resellers have limited return rights. Allowances for potential returns and exchanges from resellers are provided at the time of sale based on historical returns and exchange experience. The Company defers revenue on sales to domestic distributors and recognizes the revenue when the distributor sells the product to resellers. The Company provides a ninety day warranty for parts and service on its hardware products as well as ongoing technical support to the dealer network. The Company provides a limited amount of telephone technical support to its software customers. Estimated cost of warranty work and post contract software customer support obligations are accrued when the revenue is recognized. Development fee revenues are derived from customizing the Company's embedded system technology and software for inclusion in specific applications for its OEMs' products. Development fee revenues are recognized on the percentage of completion method over the development period. See Note 1 of Notes to Consolidated Financial Statements. The Company's development contracts with certain OEM customers have enabled JetFax to accelerate its product development efforts. The Company classifies all development costs related to such contracts as research and development expenses because such development fees have only partially funded the Company's product development activities, and the Company generally retains ownership of the technology developed under these agreements.

  Software and technology license fees result from licensing the Company's proprietary embedded system technology and desktop software to OEMs for integration into their products. These payments can take the form of one-time license fees, non-refundable prepaid royalties, or recurring per unit royalties. One-time license fees and non-refundable prepaid royalties are recognized upon the later of delivery of the contracted technology or satisfaction of contractual milestones, if any. Recurring license revenues from per unit fees paid by the Company's OEMs are recognized upon the manufacture or shipment of products incorporating the Company's technology as specified in the related agreements. The recurring license revenues reported by the Company are dependent on the timing and accuracy of product manufacturing or sales reports received from the Company's OEM customers. These reports are provided on a quarterly basis which may not coincide with the Company's quarter end. However, the Company attempts to get verbal estimates more frequently. The quarterly reports, as well as any verbal estimates, are subject to delay and potential revision by the OEM. Therefore, the Company may be unable to estimate such revenues accurately prior to public announcement of the Company's quarterly results. In such an event, the Company may subsequently be required to revise its previously reported revenues when it publishes its financial statements or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's business, financial condition, and results of operations and on the price of the Company's Common Stock.

  A substantial portion of the Company's branded products sales is to dealers in the IKON network. These IKON dealers accounted for 19% of the Company's total revenues in 1997. The Company's current OEM customers for engineering development and technology licenses are Hewlett-Packard, Oki Data, and Samsung; Hewlett-Packard accounted for 13% of the Company's total revenues in 1997. The Company expects that the ongoing obligations under existing OEM contracts will generate future royalty payments. The termination of a major dealer relationship or an OEM agreement would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors--Dependence on Dealers and Distributors" and "--Dependence on OEMs."

  International revenues accounted for 29% and 27% of total revenues for the twelve month periods ended December 31, 1997 and December 31, 1996, respectively. All of the development fees and software and technology license revenues, and most of the product revenues, have been denominated and collected in United States dollars. The Company has not hedged the foreign currency exposure related to product sales denominated in foreign currencies as the impact has not been significant. See "Risk Factors--International
Activities."

  The gross margins for the Company's branded MFP products have been and are expected to continue to be constrained by the competitive nature of the marketplace, pricing pressures and the greater name recognition of the larger companies with which JetFax competes. The Company believes that sales of its

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

branded MFP products provide a substantial revenue base, an opportunity to stay in close touch with evolving customer and market needs, and a high level of credibility in demonstrating the Company's advanced technology. The margins on consumables, such as toner cartridges and drums, and on upgrades, such as the two-line upgrade, are typically higher than on the base unit. In addition, the Company's consumables generate recurring revenues which tend to increase as the cumulative number of units sold increases.


RESULTS OF OPERATIONS

  The following table sets forth certain items in the Company's statements of operations for the periods indicated (in thousands). For comparability purposes, the Company is presenting unaudited information for the twelve month period ended December 31, 1996 (due to its change in fiscal year -- see Note 1 of Notes to Consolidated Financial Statements).


                                          TWELVE MONTHS ENDED       FISCAL
                                               DECEMBER 31,       YEAR ENDED
                                          ---------------------    MARCH 31,
                                            1997         1996        1996
                                          --------     --------   ----------
                                                     (unaudited)
Revenues:
 Product                                   $16,281      $14,012     $11,143
 Software and technology license fees        4,493        4,623       3,413
 Development fees                            2,246        1,722         720
                                           -------      -------     -------
    Total revenues                          23,020       20,357      15,276
                                           -------      -------     -------
Costs and expenses:
 Cost of product revenues                   11,886       11,750      11,102
 Cost of software and license revenues         770          716         587
 Research and development                    5,355        3,211       2,318
 Selling and marketing                       6,046        7,115       5,216
 General and administrative                  3,031        2,284       1,652
 Acquisition and related expenses            2,106           --          --
                                           -------      -------     -------
    Total costs and expenses                29,194       25,076      20,875
                                           -------      -------     -------
Loss from operations                        (6,174)      (4,719)     (5,599)
Other income (expense), net                    111          (76)       (259)
                                           -------      -------     -------
Loss before income taxes                    (6,063)      (4,795)     (5,858)
Provision for income taxes                      96          107          35
                                           -------      -------     -------
Net loss                                   $(6,159)     $(4,902)    $(5,893)
                                           =======      =======     =======

  The following table sets forth, as a percentage of total revenues, certain items in the Company's statements of operations for the periods indicated.

                                             TWELVE MONTHS ENDED     FISCAL
                                                  DECEMBER 31,     YEAR ENDED
                                             -------------------    MARCH 31,
                                               1997       1996        1996
                                             -------    --------   ----------
Revenues:
 Product                                         71%        69%          73%
 Software and technology license fees            19         23           22
 Development fees                                10          8            5
                                               ----       ----         ----
    Total revenues                              100        100          100
                                               ----       ----         ----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Costs and expenses:
 Cost of product revenues                        52         58           73
 Cost of software and license revenues            3          3            4
 Research and development                        24         16           15
 Selling and marketing                           27         35           34
 General and administrative                      13         11           11
 Acquisition and related expenses                 9         --           --
                                               ----       ----         ----
    Total costs and expenses                    127        123          137
                                               ----       ----         ----
Loss from operations                            (27)       (23)         (37)
Other income (expense), net                      --         --           (2)
                                               ----       ----         ----
Loss before income taxes                        (27)       (23)         (39)
Provision for income taxes                       --          1           --
                                               ----       ----         ----
Net loss                                       (27)%      (24)%        (39)%
                                               ====       ====         ====

-------------

The results for all periods presented include the consolidation of DocuMagix, Inc., which was acquired through a pooling of interests transaction that closed December 5, 1997. (See Note 2 of Notes to Consolidated Financial Statements.)

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

  Revenues. Total revenues increased 13% to $23.0 million for the twelve months ended December 31, 1997 from $20.4 million for the twelve months ended December 31, 1996. Revenues from the historical JetFax operations rose 18% to $20.8 million from $17.6 million and those of DocuMagix decreased 20% to $2.2 million from $2.8 million.

  Product revenue from the sale of the Company's MFPs and related consumables and accessories were $16.3 million in 1997, a 16% increase from $14.0 million during the twelve month period ended December 31, 1996. Consumable revenue advanced 44% year to year and accounted for two-thirds of the increase in product revenues, while revenue from accessories fell 3% in 1997. Revenue from MFPs rose 9% year to year, which mirrored the 9% increase in MFP units.
Although the MFP revenue and unit increase were symmetrical, this resulted from an improved product mix in 1997 neutralized by price declines in the Company's major MFP product lines. The twelve months ended December 31, 1996 included revenues from the lower priced inkjet based JetFax 4, which accounted for 16% of total units in 1996 and less than 1% in 1997, but this improvement in product mix was offset by a decline of 10% in the average selling price of the Company's baseline JetFax M5 and Series M900 laser/LED MFPs from 1996 to 1997. The number of units sold each quarter was relatively flat during the four quarters of 1997. The Series M900, the new product line of MFPs, was introduced at the end of the third quarter, but did not lead to higher unit shipments in the fourth quarter, due to competitive pricing in the market and delays in the placement of orders in the business equipment dealer channel.

  Development fees increased 30% to $2.2 million for the twelve month period ended December 31, 1997 from $1.7 million for the twelve month period ended December 31, 1996 as major development programs were initiated or continued for OEMs licensing the Company's embedded systems and PC software. The Company has previously reported delays on completion of the last milestone of a development agreement with one of its OEMs. The OEM has been shipping the product for several months and has agreed that the final milestone payment will be completely paid. Accordingly, the Company recognized the remaining $247,000 of revenue during 1997 relating to this final development milestone.

  Software and technology licensing fees decreased 2% to $4.5 million for the twelve month period ended December 31, 1997 from $4.6 million for the twelve month period ended December 31, 1996. The software and technology licensing fees from historical JetFax operations grew 24% to $2.4 million in 1997 from $1.9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million in 1996. The 1997 year included significant licensing fees from the Company's software licensing and from the Hewlett-Packard project, which more than offset the decline due to the end of life of Xerox products for which JetFax earned royalties. Software and technology licensing fees for DocuMagix fell 25% to $2.1 million for 1997 from $2.7 million in 1996, as its separate Internet software products were withdrawn from the market and emphasis was focused on the third quarter launch of a new version of PaperMaster which incorporated Internet capabilities.

  International revenues increased to 29% of total revenues for 1997 compared to 27% for 1996, primarily as a result of higher international product shipments to Europe. The Company does not sell its product in any Asian countries, though the product is sold in New Zealand and Australia. In both 1997 and 1996, development fees were generated from both Japan and Korea. Two customers, IKON Office Solutions and Hewlett-Packard, accounted for $4.4 million (19%) and $3.1 million (13%), respectively, of total revenues for the twelve month period ended December 31, 1997. One of the customers, IKON Office Solutions, accounted for approximately 15% of total revenues for the twelve month period ended December 31, 1996.

  Cost of Product Revenues.     Cost of product revenues consists primarily of
purchased materials; direct production labor and supervision for assembly and test; subcontracted manufacturing, mainly for printed circuit boards; indirect labor for inventory management, shipping and receiving, purchasing, manufacturing engineering, document control and operations management; and related facility and support costs. Cost of product revenues may vary as a percentage of total revenues in the future as a result of a number of factors including: relative production volumes; the mix of product shipped and the varying proportion of MFPs versus consumables and upgrades; changes in production yields, especially those associated with the introduction of new products; risk of inventory obsolescence and excess inventory; pricing pressures in the market; and vendor quality or supply problems.

  Cost of product revenues increased 1% to $11.9 million in 1997 from $11.8 million in 1996. Given the higher product revenue level in 1997, the product gross margins advanced to 27.0% from 16.1% in the prior year. The improvements in the gross margin for the JetFax branded products and consumables were due to manufacturing efficiencies, higher volumes, and a shift in mix to the newer JetFax M5 and Series M900 product lines; the aggregate of these improvements more than offset a decline in average selling price of MFPs.

  The Company purchases print engines for its new Series M900 product line in Yen from Oki Data Corporation. As the Yen weakened since mid-year 1997, the Company's cost of goods sold related to the print engine was lowered by $106,000. In order to reduce the potential volatility related to the ongoing Yen liability, the Company entered into a Yen hedge in August 1997, which generated a loss of $94,000 for the twelve months ended December 31, 1997 that was included in cost of goods sold. Additionally, the translation of the Company's intercompany receivables had a small negative impact, which was partially offset by lower operating expenses of the Company's international operations. The Yen hedge may minimize foreign exchange risks that would otherwise result from changes in foreign currency exchange rates. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately. Exchange gains and losses did not have a significant effect on the Company's results of operations for the twelve month periods ended December 31, 1997 and 1996, respectively.

  Cost of Software and License Revenues. Cost of software and license revenues consists primarily of royalties paid for licensed technology included in the Company's products, amortization of purchased technology, and the duplication and packaging expense associated with software sold in the retail market. Cost of software and license revenues increased 8% to $770,000 in 1997 from $716,000 in 1996.

  Research and Development. Research and development expenses were comprised mainly of personnel related costs, engineering prototypes and supplies, payments to engineering contractors, computer equipment depreciation and facilities expenses. Research and development expenses increased 67% to $5.4 million in 1997 from $3.2 million in the prior year. As a percentage of revenues, research and development

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

expenses increased to 23.3% for 1997 from 15.8% for 1996. The year to year research and development increase for the historical JetFax operations was $2.2 million or 106%, while such expenses at DocuMagix (which include $150,000 of retention bonuses payable to research and development employees) fell $17,000 or 1%. The increases in research and development expense resulted primarily from:
(i) the additional software development personnel added with the acquisition of the Crandell Group in July 1996, (ii) additional personnel added in 1997 as the year end research and development headcount for historical JetFax operations increased from 22 to 41, (iii) external consultant and prototype expenses, and
(iv) DocuMagix retention bonuses. The Company believes that the development and introduction of new products is critical to its success and expects that research and development expenses will increase on a dollar basis in the future, although at a lower rate than that experienced in 1997.

  Selling and Marketing. Selling and marketing expenses consisted primarily of personnel related costs and commissions, travel and entertainment expenses of direct sales and marketing personnel, advertising and promotional expenses, marketing communications, customer support, and service and facilities expenses. Selling and marketing expenses decreased 15% to $6.0 million in 1997 from $7.1 million in the prior year. The year to year selling and marketing expenses increase for the historical JetFax operations was $105,000 or 2.8%, while such expenses at DocuMagix (which include $77,000 of retention bonuses payable to selling and marketing employees) fell $1.2 million or 35% in conjunction with scaling back expenses to match the lower revenues and the change in product direction away from Internet related products. As a percentage of revenues, selling and marketing expenses fell to 26.3% in 1997 from 34.9% in 1996 due to marketing expenses decreasing as revenues increased.

  General and Administrative. General and administrative expenses included personnel related costs for administrative, finance, and executive personnel; outside professional fees; facilities expenses; and retention bonuses for DocuMagix employees. General and administrative expenses increased 33% to $3.0 million in 1997 from $2.3 million in 1996. The increase in the year to year general and administrative expenses for the historical JetFax operations was $649,000 or 60.5%, while such expenses at DocuMagix (which include $169,000 of retention bonuses payable to general and administrative employees) increased $99,000 or 1%. The increases were primarily due to higher expenses for personnel, facilities, business insurance, hiring, and DocuMagix retention bonuses. As a percentage of revenues, general and administrative expenses rose to 13.2% in 1997 from 11.2% in 1996.

  Acquisition Charges and Related Expense. Acquisition charges related to the purchase of substantially all the assets of the Crandell Group, Inc. in July 1996 and the purchase of DocuMagix, Inc. through a pooling of interests transaction which closed in December 1997. There were a total of $2.1 million in acquisition charges in 1997 and none in 1996. The Crandell Group's $1.7 million portion of the 1997 acquisition charges was comprised of: a $1.0 million final payment in July 1997 to the Crandell Group in lieu of future royalty payments (which would have been recorded as compensation as they related to continued employment); Crandell acquisition charges of $0.6 million for a variable equity award classified as compensation; and compensation expenses of $56,000 associated with royalties related to the continuing employment of the founders of the Crandell Group. The $425,000 DocuMagix portion of the 1997 acquisition charges was primarily comprised of legal and accounting costs related to the pooling of interests transaction and the estimated lease obligation for the previous DocuMagix facility.

  Interest and Other Income (Expense). Interest and other income (expense) consisted primarily of interest income (expense), foreign exchange gains (losses), and miscellaneous items of other income (expense). Interest and other income (expense) increased to $111,000 for the twelve months ended December 31, 1997 from $(76,000) for the comparable period of the prior year. The historical JetFax operations generated $262,000 of interest income during 1997 while DocuMagix incurred interest expense of $75,000 for the same time period. Total interest expense for 1996 was $104,000. Foreign exchange losses were $58,000 for 1997 versus $13,000 for 1996.

  Provision for Income Taxes. Due to the Company's net losses, there were no provisions for federal or state income taxes for the twelve months ended December 31, 1997 or the twelve months ended December 31, 1996. The income tax provisions of $96,000 for 1997 and $107,000 for 1996 primarily related to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

foreign withholding taxes on certain development fees.

  At December 31, 1997, net operating loss carryforwards attributable to JetFax, Inc. of approximately $13.9 million and $4.2 million (not including amounts related to the Company's DocuMagix subsidiary) were available to offset future Federal and state taxable income, respectively, and research and development tax credits of $170,000 and $121,000 were available to offset future Federal and state income taxes, respectively. Current Federal and California tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership, as defined. The Company's ability to utilize its net operating loss and tax credit carryforwards could be limited according to these provisions. Management believes such limitation could result in the loss of carryforward benefits which expire from 2004 through 2012. The use of the above loss carryforwards is dependent upon the Company's ability to achieve profitability. The Company's net operating loss carryforwards attributable to it's DocuMagix subsidiary are limited according to these provisions to approximately $380,000 per year or approximately $5.7 million and $1.9 million in total through the applicable Federal and California carryforward periods, respectively. See Note 9 of Notes to Consolidated Financial Statements.

  The Company recognizes deferred tax assets and liabilities based on the difference between financial reporting and tax bases of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based on the weight of available evidence, which includes the Company's historical losses since inception, and the uncertainties regarding future results of operations, the Company has provided a full valuation allowance against its net deferred tax assets of $8.5 million at December 31, 1997, as it is more likely than not that the deferred tax assets will not be realized. See Note 9 of Notes to Consolidated Financial Statements.

   Net income (loss). The net loss for 1997 was $6.2 million or $0.61 per share including acquisition-related charges of $2.1 million related to the acquisition of the Crandell Group ($1.7 million) and DocuMagix ($425,000). Excluding acquisition-related charges and a one-time retention bonus ($396,000) associated with the retention of DocuMagix employees prior to the acquisition, the pro forma net loss for 1997 was $3.7 million or $0.36 per share compared with a net loss of $4.9 million for the twelve months ended December 31, 1996. Prior to the acquisition-related charges and the one-time retention bonus, $905,000 of the 1997 loss resulted from the historical JetFax operations and $2.8 million was attributable to the operations of DocuMagix.

Twelve months Ended December 31, 1996 Compared to Twelve Months Ended March 31, 1996

   Revenues. Total revenues increased 33% to $20.4 million for the twelve months ended December 31, 1996 from $15.3 million for the twelve months ended March 31, 1996. The increased revenues primarily reflected increased unit shipments and higher average selling prices of the Company's MFPs as the Company transitioned from the JetFax 4, an inkjet MFP, to the JetFax M5, a high performance, laser/LED MFP, which began commercial shipment in June 1995. In addition, during the twelve months ended December 31, 1996, the Company expanded the number of large business equipment dealers marketing the Company's products.

  Product revenues increased 25% to $14.0 million for the twelve months ended December 31, 1996 from $11.1 million for the twelve months ended March 31, 1996. Development fees increased 139% to $1.7 million for the twelve months ended December 31, 1996 from $720,000 for the fiscal year ended March 31, 1996, as major programs were initiated or continued for OEMs. Correspondingly, software and technology license fees increased 35% to $4.6 million for the twelve months ended December 31, 1996 from $3.4 million for the twelve months ended March 31, 1996. This increase was primarily due to an increase of $728,000 or 33% in the DocuMagix software license fees, as well as the Crandell Acquisition in July 1996 which added software license fees of $628,000 for the last two quarters of the twelve months ended December 31, 1996; these increases were partially offset by a decline in royalties from Xerox due to the end of life of a related Xerox product.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Cost of Product Revenues. Cost of product revenues increased 6% to $11.8 million for the twelve months ended December 31, 1996 from $11.1 million for the twelve months ended March 31, 1996. The product gross margin increased to 16.1% for the twelve months ended December 31, 1996 from 0.4% for the twelve months ended March 31, 1996. The product gross margin for the twelve months ended March 31, 1996 was adversely affected by reserves of $760,000 taken in the quarter ended September 30, 1995 for the write-down of certain inventory to net realizable value and to record estimated losses on purchase commitments related to the pricing decline on the JetFax 4. The Company had a fixed price order from Xerox for JetFax 4 units, but the price at which the units could be sold in the market had declined substantially due to competition from other manufacturers' new product introductions. A settlement of the purchase commitment from Xerox was negotiated in the quarter ended September 30, 1996, which resulted in a reduction of the inventory reserve and a credit to cost of product revenues of $280,000.

  Excluding the impact of these reserves, the product gross margin was 14.1% for the twelve months ended December 31, 1996 as compared to 7.2% for the twelve months ended March 31, 1996. The lower product gross margin in the prior twelve month period primarily reflected the impact of competitive pricing pressures in the inkjet MFP market and the startup and higher initial production costs associated with the June 1995 commercial release of the JetFax M5.

  Cost of Software and License Revenues. The cost of software and license revenues increased 22% to $716,000 for the twelve months ended December 31, 1996 from $587,000 for the twelve months ended March 31, 1996. The year to year increase in costs of software and license revenues was approximately equally divided between higher costs at DocuMagix and incremental costs added with the acquisition of the Crandell Group in July 1996.

  Research and Development. Research and development expenses increased 39% to $3.2 million for the twelve months ended December 31, 1996 from $2.3 million for the twelve months ended March 31, 1996, but increased only slightly as a percentage of total revenues to 15.8% from 15.2%, respectively. This increase resulted primarily from: (i) the software development personnel added with the Crandell Acquisition in July 1996; (ii) certain compensation expenses associated with the continuing employment of the founders of the Crandell Group, which are based on a percentage of ongoing desktop software sales; and (iii) quick turnaround engineering prototype expenses for the development of an embedded system.

  Selling and Marketing. Selling and marketing expenses increased 36% to $7.1 million for the twelve months ended December 31, 1996 from $5.2 million for the twelve months ended March 31, 1996, but increased only slightly as a percentage of total revenues to 35.0% from 34.1%, respectively. Just over half of the increase was due to higher expenses in the JetFax historical operations related primarily to higher personnel costs and building the Company's network of business equipment dealers; the balance was increased selling and marketing expense at DocuMagix related to establishing the PaperMaster software product in the retail channel.

  General and Administrative.   General and administrative expenses increased
38% to $2.3 million for the twelve months ended December 31, 1996 from $1.7 million for the twelve months ended March 31, 1996, but increased only slightly as a percentage of total revenues to 11.2% from 10.8%, respectively.

  Interest and Other Income (Expense). Interest and other income (expense) was $(76,000) for the twelve months ended December 31, 1996 compared with $(259,000) for the twelve months ended March 31, 1996. The $183,000 decrease in interest and other income (expense) was related to interest on 10% senior secured convertible notes which increased from $2.0 million to $3.0 million during the twelve month period ended March 31, 1996. Such notes were either repaid or converted in March 1996 into shares of Convertible Preferred Stock.

  Provision for Income Taxes. Due to the Company's net losses, there were no provisions for federal or state income taxes for the twelve month periods ended December 31, 1996 and March 31, 1996. The $107,000 and $35,000 income tax provisions for the twelve month periods ended December 31, 1996 and March 31, 1996, respectively, were primarily related to foreign withholding taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Net income (loss). The net loss for the twelve months ended December 31, 1996 was $4.9 million compared to $5.9 million for the twelve months ended March 31, 1996. The $4.9 million loss for the twelve months ended December 31, 1996 was comprised of a $3.6 million loss attributable to DocuMagix and a $1.3 million loss related to the historical JetFax operations. The $5.9 million loss for the twelve months ended March 31, 1996 was comprised of a $3.0 million loss attributable to DocuMagix and a $2.9 million loss related to the historical JetFax operations, of which $760,000 related to the write-down of inventory discussed above in Cost of Product Revenues.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and most recently, its initial public offering of common stock declared effective on June 10, 1997. The total amount of equity raised through December 31, 1997 was $42.6 million through a series of private financing rounds at both JetFax and DocuMagix, as well as the Company's June 1997 initial public offering.

  At December 31, 1997, the Company had $1.5 million available under its bank credit facility under which there were no borrowings at December 31, 1997. This lending facility is collateralized by substantially all of the Company's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of the Company's eligible outstanding domestic accounts receivable. The revolving line of credit was renegotiated on September 17, 1997, terminates on August 23, 1998, and is subject to renegotiation at that time.
The line of credit contains certain covenants which include the requirements that the Company maintain tangible net worth (as defined) of $3.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0, and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with all such covenants at December 31, 1997, except the quarterly net income covenant for which the Company received a waiver to March 31, 1998.

  Cash and short term investments increased to $7.2 million at December 31, 1997 from $413,000 at December 31, 1996. Inventories increased $1.6 million to $4.0 million at December 31, 1997 from $2.4 million at December 31, 1996, due primarily to: (i) an increase in finished goods inventory of the JetFax M910 due to softer sales than originally anticipated and (ii) stocking higher levels of consumables and product upgrades. Accounts receivable increased $2.3 million to $4.8 million at December 31, 1997 from $2.5 million at December 31, 1996, principally due to the increase in product sales and higher receivables related to development contracts. Accounts payable decreased $819,000 to $1.7 million at December 31, 1997 from $2.5 million at December 31, 1996 related to a $1.0 million payment associated with the acquisition of the Crandell Group and a reduction in the DocuMagix payables; the reductions were partially offset by payables related to the higher inventory levels.

  Investing activities for the year ended December 31, 1997 used cash of approximately $4.5 million for $0.7 million of property purchases, $3.0 million purchases of short-term investments and $0.8 million of other assets. Financing activities for the year ended December 31, 1997 provided cash of $16.5 million resulting from $20.7 million of net proceeds from the sale of common stock partially offset by $1.4 million of debt and equipment loan repayments and the $2.8 million redemption of Series P Preferred Stock.

  The Company currently believes that the net proceeds of the initial public offering, together with available borrowings under its line of credit, and funds from current and anticipated operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


FACTORS THAT MAY AFFECT OPERATING RESULTS

  The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the ''Securities Act'') and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. When used herein, the words ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''continue,'' ''estimate,'' ''project,'' ''intend'' and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Report on Form 10-K.

  The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Part IV -- Item 14 of this Annual Report on Form 10-K and the audited Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996, contained in the Company's Registration Statement on Form S-1, as amended (No. 333-23763), which was declared effective on June 10, 1997.

  HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT. The Company had annual net losses since inception. The Company's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $27.7 million as of December 31, 1997. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future.

  POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements by the Company, its OEMs and their competitors; initiation or termination of arrangements between the Company and its existing and potential significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand for the Company's branded products and OEM products incorporating the Company's technology; inventories of the Company's branded products or products incorporating the Company's technology carried by the Company, its distributors or dealers, its OEMs or the OEMs' distributors that exceed current or projected end user demand; the phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology; the amount and timing of development agreements, one-time software licensing transactions and recurring licensing fees; non-performance by the Company, its suppliers or its OEM or other customers pursuant to their plans and agreements; seasonal trends; competition and pricing; customer order deferrals and cancellations in anticipation of new products or product enhancements; industry and technology developments; changes in the Company's operating expenses; software and hardware defects; product delays or product quality problems; currency fluctuations; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors. A substantial portion of the Company's operating expenses is related to personnel, development of new products, marketing programs and facilities. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. If such commitments do not result in revenues or operating expenses are significantly higher, the Company's

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

business, financial condition and results of operations will be adversely affected, which could have a material adverse effect on the price of the Company's Common Stock.

  Furthermore, the Company has often recognized a substantial portion of its revenues in the last month of a quarter, with such revenues frequently concentrated in the last weeks or days of a quarter. The Company's branded products are primarily sold through dealers, and such dealers often place orders for products at or near the end of a quarter. As a result, because one or more key orders that are scheduled to be booked and shipped at the end of a quarter may be delayed until the beginning of the next quarter or cancelled, revenues for future quarters are not predictable with any significant degree of accuracy. For these and other reasons, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. It is likely that in future quarters, the Company's operating results, from time to time, will be below the expectations of public market analysts and investors, which could have a material adverse effect on the price of the Company's Common Stock.

  The accuracy of quarterly license revenues from OEMs reported by the Company has been, and the Company believes will continue to be, dependent on the timing and accuracy of product sales reports received from the Company's OEMs. These reports are provided only on a quarterly basis (which may not coincide with the Company's quarter) and are subject to delay and potential revision by the Company's OEMs. Therefore, the Company is required to estimate all of the recurring license revenues from OEMs for each quarter. As a result, the Company will record an estimate of such revenues prior to public announcement of the Company's quarterly results. In the event the product sales reports received from the Company's OEMs are delayed or subsequently revised, the Company may be required to restate its recognized revenues or adjust revenues for subsequent periods, which could have a material adverse effect on the Company's business, financial condition and results of operations and the price of the Company's Common Stock.

  DEPENDENCE ON THE MFP MARKET. The market for MFPs is relatively new and rapidly evolving. The Company's future success is dependent to a significant degree upon broad market acceptance of the type of MFPs on which the Company is focusing its development efforts. This success will be dependent in part on the ability of the Company and its OEM customers to develop MFPs that provide the functionality, performance, speed and connectivity demanded by the market at acceptable price points and to convince end users to broadly adopt MFPs for office and home office use. There can be no assurance that the market for MFPs will continue to develop, that the Company and its OEM customers will be successful in developing MFPs that gain broad market acceptance, that the Company will be able to offer in a timely manner its embedded system technology, branded products or desktop software or that the Company's OEM customers will choose the Company's technology for use in their MFPs. The failure of any of these events to occur would have a material adverse effect on the Company's business, financial condition and results of operations.

  RISKS ASSOCIATED WITH CHANGE IN FOCUS OF THE COMPANY'S BUSINESS. The Company has historically focused primarily on the development, manufacture and sale of its branded MFPs and currently derives a substantial portion of its revenues from the sale of its branded MFPs. The Company expects that its revenue growth will be dependent, in part, on increased licensing of the Company's embedded system technology and desktop software products. However, there can be no assurance that the Company will realize growth in revenues from sales and licensing of its embedded system technology or desktop software. If such growth in revenues does not occur and if revenues from the sale of the Company's branded MFPs were not to continue at past growth rates, due either to a change in the Company's deployment of resources or otherwise, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  RISKS ASSOCIATED WITH INCREASED FOCUS ON PC SOFTWARE BUSINESS. The Company expects that its business, financial condition and results of operations will be more dependent on sales of its PC software for JetSuite MFP desktop and PaperMaster personal document handling, which will be sold both separately and bundled with the Company's branded products and embedded system technology. The Company's on-going ability to develop its MFP desktop software products business will depend upon several factors, including,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

but not limited to, the commercial acceptance of the Company's MFP desktop software products, upgrades and add-on software products, the ability of the Company's personnel and distribution channels to sell and support MFP desktop software products and the Company's ability to continue to integrate the recent acquisition of DocuMagix, Inc. into the Company. Because the market for MFP desktop software products is new and emerging, there can be no assurance that a significant market, if any, will develop for sales of the Company's MFP desktop software products, or for sales of upgrades and add-on software products, and such a failure would likely have a material adverse effect on the Company's MFP desktop software products business. There can be no assurance that the Company's PC software products business will be successful. Any failure by the Company to develop a successful PC software products business would have a material adverse effect on the Company's business, financial condition and results of operations.

  DEPENDENCE ON DEALERS AND DISTRIBUTORS. The Company has derived a substantial portion of its revenues from sales of its branded MFPs through dealers and distributors. The Company expects that sales of these products through its dealers and distributors will continue to account for a substantial portion of its revenues for the foreseeable future. The Company currently maintains distribution relationships with dealers associated with IKON Office Solutions (formerly Alco Standard), a national group of office equipment dealers (''IKON''). The Company has also derived substantial sales to A. Messerli AG (''Messerli''), one of the Company's office equipment dealers located in Switzerland. Each of the Company's dealers and distributors can cease marketing the Company's products with limited notice and with little or no penalty. There can be no assurance that the Company's dealers and distributors will continue to offer the Company's products or that the Company will be able to recruit additional or replacement dealers and distributors. The loss of one or more of the Company's major dealers and distributors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's dealers and distributors also offer competitive products manufactured by third parties. There can be no assurance that the Company's dealers and distributors will give priority to the marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's products by its dealers and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

  DEPENDENCE ON OEMS.   The Company has derived a significant portion of its
revenues from licensing of its embedded system technology and software and from development services to OEMs. The Company currently has OEM relationships with Hewlett-Packard Company (''Hewlett-Packard''), Oki Data Corporation (''Oki Data''), and Samsung Electronics Corporation (''Samsung''). The Company anticipates that a significant portion of its revenues will be derived from OEMs in the future and that the Company's revenues will be increasingly dependent upon, among other things, the ability and willingness of OEMs to timely develop and promote MFPs that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors, such as the timely development by the Company and the OEMs of new products with additional functionality, increased speed and enhanced performance at acceptable prices to end users; development costs of the OEMs; licensing and development fees of the Company; compatibility with emerging industry standards; technological advances; intellectual property issues; general industry competition; and overall economic conditions. Many of these factors are beyond the control of the Company and its OEMs. Many OEMs, including some of the Company's OEM customers, are concurrently developing and promoting MFPs that do not incorporate the Company's technology. In such cases, the OEMs may have profitability or other incentives to promote internal solutions or competing products in lieu of products incorporating the Company's technology. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. For example, the Company no longer receives royalties from the Xerox WorkCenter 250 MFP, which incorporated the Company's embedded system technology, as Xerox has ceased production of that model due to the product reaching the end of its life cycle and pricing pressures from competitors' products. The loss of any of the Company's significant OEMs could have a material adverse effect on the Company's business, financial condition and results of operations.

  RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE.   The market for the Company's
products and services is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. The Company currently derives all of its revenues from the sale of its branded MFPs

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and related consumables, the licensing of its technology and software, and the provision of related development services. The Company anticipates that these sources of revenues will continue to account for substantially all of its revenues for the foreseeable future. The market expects the Company and its OEMs to develop and release, in a regular and timely manner, new MFPs with better performance and improved features at competitive price points. As the complexity of product development increases and the expected time-to-market continues to decrease, the risk and difficulty in meeting such schedules increase as well as the costs to the Company and its OEMs. In addition, the Company, its OEMs and their competitors, from time to time, may announce new products, capabilities or technologies that may replace or shorten the life cycles of the Company's branded products and software and the OEM products incorporating the Company's technology. The Company's success will depend on, among other things, market acceptance of the Company's branded products, software and embedded system technology and the demand for MFPs by the Company's OEM customers; the ability of the Company and its OEM customers to respond to industry changes and market demands in a timely manner; achievement of new design wins by the Company in the Company's development of its branded products as well as the OEMs' development of associated new MFPs; the ability of the Company and its OEM customers to reduce production costs; and the regular and continued introduction of new and enhanced technology, services and products by the Company and its OEMs on a timely and cost-effective basis. There can be no assurance that the products and technology of competitors of the Company or its OEMs will not render the Company's branded products, technology, software or its OEMs' products noncompetitive or obsolete. Any failure by the Company or its OEMs to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs, or any significant delay in development or introduction of new and enhanced products and services, could result in a loss of competitiveness or revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  RELIANCE ON LIMITED PRODUCT LINE. The Company has been primarily engaged in the development, manufacture and sale of MFPs and related technology and has derived a substantial portion of its revenues from sales of its branded MFPs and consumables. Dependence on a single product line makes the Company particularly vulnerable to the successful introduction of competitive products. The Company currently derives a substantial portion of its branded product revenues from sales of the Series M900. Sales of the Series M900 began shipping commercially in the third quarter of 1997. A reduction in demand for the Series M900, or the Company's failure to timely introduce its next MFP, would have a material adverse effect on the Company's business, financial condition and results of operations.

  RISKS ASSOCIATED WITH PRODUCT DEVELOPMENT AND INTRODUCTION; PRODUCT DELAYS. The Company's future success is dependent to a significant degree on its ability to further develop its embedded system technology and software for MFPs in the time frame required by its OEM and other customers and to develop technology with the quality, speed and other specifications required by its OEM and other customers. The Company in the past has experienced delays in product development, and the Company may experience similar delays in the future. Prior delays have resulted from numerous factors such as changing OEM product specifications, delays in receiving necessary components, difficulties in hiring and retaining necessary personnel, difficulties in reallocating engineering resources and other resource limitation difficulties with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. The Company has experienced delays in one of its current development projects in the past which have resulted in delays in receiving payment. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volumes increase. There can be no assurance that errors will not be found; that the Company will not experience problems or delays in meeting the delivery schedules for or in the acceptance of products by the Company's OEMs or other customers; that there will not be problems or delays in shipments of the Company's branded products or OEMs' products; or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the MFP market, any delay or difficulty associated with new product development, introductions or enhancements could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  HIGHLY COMPETITIVE INDUSTRY. The market for MFPs and related technology and software is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. The Company's branded products compete primarily with the dominant vendors in the fax market, all of whom have substantially greater resources than the Company and include, among others, Canon Inc., Panasonic, a division of Matsushita Electrical Industrial Co., Ltd., Pitney Bowes Inc., Ricoh Co. Ltd., Sharp Electronics Corporation and Xerox. The Company also competes on the basis of vendor name and recognition, technology and software expertise, product functionality, development time and price.

  The Company's technology, development services and software primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEMs have significant investments in their existing solutions and have the substantial resources necessary to enhance existing products and to develop future products. These OEMs have or may develop competing multifunction technologies and software which may be implemented into their products, thereby replacing the Company's proposed or current technologies, eliminating a need for the Company's services and products to these OEMs. The Company also competes with technologies, software and development services provided in the MFP market by other systems and software suppliers to OEMs. With respect to MFP embedded system technologies, the Company competes with, among others, Peerless Systems Corporation, Personal Computer Products, Inc. and Xionics Document Technologies, Inc. With respect to desktop software, the Company competes with, among others, Caere Corporation, Simplify Development Corporation, Smith Micro Software, Inc., Visioneer Inc., Wordcraft International and Xerox.

  As the MFP market continues to develop, the Company expects that competition and pricing pressures will increase from OEMs, existing competitors and other companies that may enter the Company's existing or future markets with similar or substitute products or technologies. Software solutions may also be introduced by competitors that are less costly or provide better performance or functionality. The Company anticipates increasing competition for its MFPs, technologies and software under development. Most of the Company's existing competitors, many of its potential competitors and all of the Company's OEMs have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the price of its branded products, to reduce the amount of royalties received on new licenses and to reduce the fees for its development services in order to maintain existing business and generate additional product sales and license and development revenues, which could reduce profit margins and result in losses and a decrease in market share. No assurances can be given as to the ability of the Company to compete favorably with the internal development capabilities of its current and prospective OEM customers or with other third-party vendors, and the inability to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

  EFFECT OF RAPID GROWTH ON EXISTING RESOURCES; POTENTIAL ACQUISITIONS.   The
Company has grown rapidly in recent years. A continuing period of rapid growth could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls, and to attract, retain, motivate and effectively manage its employees. There can be no assurance that the Company will be able to manage its growth effectively and to successfully utilize the current management information system, and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. JetFax has no present commitments nor is it engaged in any discussions or negotiations with respect to possible acquisitions. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  DEPENDENCE ON OUTSIDE SUPPLIERS; DEPENDENCE ON SOLE SOURCE SUPPLIERS.   The
Company relies on various suppliers of components for its products. Many of these components are standard and generally available from multiple sources. However, there can be no assurance that alternative sources of such components will be available at acceptable prices or in a timely manner. The Company generally buys components under purchase orders and does not have long-term agreements with its suppliers. Although alternate suppliers may be readily available for some of these components, for other components it could take an undetermined amount of time to qualify a replacement supplier and order and receive replacement components. The Company does not always maintain sufficient inventory to allow it to fill customer orders without interruption during the time that would be required to obtain an adequate supply of single sourced components. Although the Company believes it could develop other sources for single source components, no alternative source currently exists and the process could take several months or longer. Therefore, any interruption in the supply of such components could have a material adverse effect on the Company's business, financial condition and results of operations.

  Many of the components used in the Company's products are purchased from suppliers located outside the United States. Foreign manufacturing facilities are subject to risk of changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond the Company's control. There can be no assurance that United States or foreign trading policies will not restrict the availability of components or increase their cost. Any significant increase in component prices or decrease in component availability could have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain components used in the Company's products are available only from one source. The Company is dependent on Oki America, Inc. (''Oki America''), as the supplier of major components, including the printer engine, of the Series M900. Oki America is also a competitor of the Company. The Company is also dependent on American Microsystems, Inc. (''AMI'') to provide unique application specific integrated circuits (''ASICs'') incorporating the Company's imaging and logic circuitry, Motorola, Inc. (''Motorola'') to provide microprocessors, Pixel Magic, Inc., a subsidiary of Oak Technology, Inc. (''Pixel''), to provide a specialized imaging processor and Rockwell Semiconductor Systems (''Rockwell'') to provide modem chips. If Oki America, AMI, Motorola, Pixel or Rockwell were to limit or reduce the sale of such components to the Company, or if such suppliers were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, it could have a material adverse effect on the Company's business, financial condition and results of operations. These sole source providers are subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and/or other factors that may disrupt the flow of goods to the Company or its customers and thereby adversely affect the Company's business and customer relationships. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

  DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS; RISK OF INFRINGEMENT.   The
Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret and trademark laws and nondisclosure and other contractual restrictions. The Company has no patents or patent applications pending. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and limits access to and distribution of its designs, software and other proprietary information. Despite these efforts, the Company may be unable to effectively protect its proprietary rights and, in any event, enforcement of the Company's proprietary rights may be expensive. The Company's source code also is protected as a trade secret. However, the Company from time to time licenses portions of its source code and designs to OEMs and also places such source code and designs in escrow to be released to OEMs in certain circumstances, which subjects the Company to the risk of unauthorized use or misappropriation despite the contractual terms restricting disclosure. In addition, it may be possible for unauthorized third parties to copy the Company's products or to reverse engineer or obtain and use the Company's proprietary information. Further, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

  As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, products based on the Company's technology increasingly may become the subject of infringement claims. The Company has in the past received communications from third parties asserting that the Company's trademarks or products infringe the proprietary rights of third parties or seeking indemnification against such infringement. The Company is generally required to agree to indemnify its OEMs from third party claims asserting such infringement. There can be no assurance that third parties will not assert infringement claims against the Company or its OEMs in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims, whether or not such litigation is determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from daily operations. In addition, the Company may lack sufficient resources to initiate a meritorious claim. In the event of an adverse ruling in any litigation regarding intellectual property, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing or substituted technology. The failure of the Company to develop, or license on acceptable terms, a substitute technology could have a material adverse affect on the Company's business, financial condition and results of operations.

  DEPENDENCE ON KEY PERSONNEL. The Company is largely dependent upon the skills and efforts of its senior management, particularly Edward R. Prince, III (''Rudy Prince''), its President and Chief Executive Officer, and Lon Radin, its Vice President of Engineering, and other officers and key employees, some of whom only recently have joined the Company. The Company maintains key person life insurance policies on Rudy Prince and Lon Radin. None of the Company's officers or key employees, other than Michael Crandell, Vice President of Software, are covered by an employment agreement with the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel, especially engineering, has recently increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

  INTERNATIONAL ACTIVITIES. Revenues from sales to the Company's customers outside the United States account for a substantial portion of the Company's total revenues. The Company expects that revenues from customers located outside the United States may increase in both absolute dollars and as a percentage of total revenues in the future. The international market for the Company's branded products and products incorporating the Company's technology and software is highly competitive, and the Company expects to face substantial competition in this market from established and emerging companies and technologies developed internally by its OEM customers. Risks inherent in the Company's international business activities also include currency fluctuations and restrictions, the burdens of complying with a wide variety of foreign laws and regulations, including Postal, Telephone and Telegraph (''PTT'') regulations, longer accounts receivable cycles, the imposition of government controls, risks of localizing and internationalizing products to local requirements in foreign countries, trade restrictions, tariffs and other trade barriers, restrictions on the repatriation of earnings and potentially adverse tax consequences, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's international sales are currently denominated in U.S. dollars and, therefore, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. Because of the Company's international activities, it faces certain currency exposure and translation risks. For example, late in 1997 the Company established a

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

subsidiary in Germany which will increase the Company's exposure to foreign exchange risk, and the Company purchases certain key components pursuant to purchase contracts denominated in foreign currency. In connection therewith, the Company has Yen cash deposits deposits designated as a hedge against the firm purchases under supply contract.

  DEPENDENCE ON SINGLE MANUFACTURING FACILITY; RISKS RELATED TO POTENTIAL DISRUPTION. The Company's manufacturing operations are located in its facility in Northern California. In addition, a number of the suppliers of components for the Company's products and providers of outsourced assembly, upon which the Company relies, are located in Northern California. Since the Company does not currently operate multiple facilities in different geographic areas, or have alternative sources for many of its components or outsourced assembly, a disruption of the Company's manufacturing operations, or the operations of its suppliers, resulting from sustained process abnormalities, human error, government intervention or natural disasters such as earthquakes, fires or floods could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

  NO PRESENT INTENTION TO PAY DIVIDENDS; RESTRICTION ON PAYMENT OF DIVIDENDS. The Company has never declared or paid cash dividends on its Common Stock and intends to retain all available funds for use in the operation and expansion of its business. The Company therefore does not anticipate that any cash dividends will be declared or paid in the foreseeable future. In addition, the Company's credit facility prohibits the payment of cash dividends without the consent of the lender.

  READINESS FOR YEAR 2000.   The Company has and will continue to make certain
investments in its software systems and applications to ensure the Company's information systems are year 2000 compliant. The financial impact to the Company of the Company's year 2000 compliance effort has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company believes that its current products are year 2000 compliant. The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company: There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's financial statements are set forth on pages 38 through 56, which follow Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of stockholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:


EXECUTIVE OFFICERS

 The executive officers of the Company, and their ages as of December 31, 1997, are as follows:

NAME                                                AGE    POSITION
----                                                ---    --------

Rudy Prince.......................................   40    President, Chief Executive Officer and
                                                           Chairman of the Board

Michael Crandell..................................   41    Vice President of Software

John H. Harris....................................   42    Vice President of International Operations

Hansgregory C. Hartmann...........................   40    Vice President of Manufacturing

Allen K. Jones....................................   50    Vice President of Finance, Chief Financial
                                                           Officer and Secretary

Gary P. Kapner....................................   36    Vice President of North American Sales and
                                                           Service

Lon B. Radin......................................   47    Vice President of Engineering and Director

  RUDY PRINCE co-founded the Company and has served as its President and Chief Executive Officer and a member of the Board of Directors since August 1988. Mr. Prince was appointed as the Chairman of the Board of Directors in October 1996. From June 1985 to February 1988, Mr. Prince was the Vice President of Sales and Marketing at Entropic Speech, Inc., a manufacturer of telecommunications products. Prior to that, Mr. Prince served as Sales Manager with Digicon, Inc., a geophysical contractor (''Digicon''), from March 1980 to June 1985. From August 1978 to March 1980, Mr. Prince served as a marketing representative with the Data Processing Division of International Business Machines Corporation. Mr. Prince holds a B.S. in Mechanical Engineering from the University of Texas at Austin. Mr. Prince is the son of Edward R. Prince, Jr., a director of the Company.

  MICHAEL CRANDELL joined the Company in July 1996 as the Vice President of Software. From January 1993 to July 1996, Mr. Crandell served as the President of the Crandell Group, the assets of which were purchased by the Company in July 1996. Prior to that, Mr. Crandell served as the President of Crandell Development Corporation, a software development company from November 1984 to December 1992. From 1981 to November 1984, Mr. Crandell worked as a Software Engineer with Compucorp, Inc. Mr. Crandell holds a B.A. in Religious Studies from Stanford University.

  JOHN H. HARRIS joined the Company in March 1990 as the Vice President of International Operations. From July 1987 to February 1990, Mr. Harris served in various sales management positions with Landmark Graphics Corporation, a supplier of graphics workstations for the oil industry, most recently as the Regional Sales Director. From May 1981 to June 1987, Mr. Harris served as the North American Sales Manager and Far East Sales manager for Digicon. Mr. Harris holds a B.A. in Marketing from the University of Houston.

  HANSGREGORY C. HARTMANN joined the Company in August 1995 as the Vice President of Manufacturing. From June 1980 to August 1995, Mr. Hartmann held various positions with Hewlett-Packard. From November 1992 to August 1995, he was the Manager of the Channel Development and Information Services for U.S. Channel Marketing in the Computer Products Organization of Hewlett-

Packard and, from September 1991 to November 1992, he was the Business Development Manager for the North American Distribution Operation of Hewlett-Packard. From July 1985 to September 1991, Mr. Hartmann served as the Engineering Manager for the Personal Computer Distribution Operation of Hewlett-Packard. Mr. Hartmann holds a B.S. in Electrical Engineering from the New Jersey Institute of Technology and a M.S. in Manufacturing Systems Engineering from Stanford University.

  ALLEN K. JONES joined the Company in May 1996 as the Vice President of Finance, Chief Financial Officer and Secretary. From January 1976 to January 1996, Mr. Jones served in various positions with Varian Associates, Inc., a diversified electronics company, most recently as the Vice President and Controller from January 1995 to January 1996 and prior to that as the Vice President and Treasurer from May 1990 to December 1994. Mr. Jones holds a B.S. in Chemical Engineering from Cornell University and a M.B.A. from the Wharton School of Finance at the University of Pennsylvania.

  GARY P. KAPNER joined the Company in September 1990 as the Technical Services Manager. Since 1994, Mr. Kapner has been responsible for the JetFax products sales in North America. From June 1988 to September 1990, Mr. Kapner served as National Technical Services Manager for Payfax, Inc. From May 1987 to 1988, Mr. Kapner worked in the Product Diagnostic Center for NEC's Western Region Fax Division.

  LON B. RADIN co-founded the Company and serves as the Vice President of Engineering and a member of the Board of Directors of the Company. Dr. Radin also served as the Chairman of the Board of Directors from August 1988 to October 1996. From 1986 to 1988, Dr. Radin was the sole proprietor of L-Tel Laboratories, a developer of digital fax telephone devices. From 1981 to 1986, Dr. Radin served in various positions, most recently as the Director of Software and Manager of Research with Time & Space Processing, Inc., a software developer of telecommunications products for the defense industry. Prior to that Dr. Radin served as a software services consultant for The Systems Group, an engineering consulting firm from 1976 to 1981. Dr. Radin holds a B.S. in Physics and Mathematics from the University of Michigan and a Ph.D. and an M.A. in Mathematics from the University of California at Berkeley.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item is included under the caption "Executive Compensation" and "Stock Option Grants and Exercise" in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is included under the caption "Certain Transactions" in the Company's Proxy Statement to be filed in connection with the Company's 1998 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Report:

     1. Financial Statements.
        ---------------------

                                                                                                   Page
                                                                                                   ----
        Independent Auditors' Report -- Deloitte & Touche LLP.....................................  38

        Report of Independent Accountants -- Price Waterhouse LLP.................................  39

        Consolidated Balance Sheets as of December 31, 1997 and 1996..............................  40

        Consolidated Statements of Operations for the Year ended December 31, 1997, the Nine
         Months Ended December 31, 1996 and the Fiscal Year Ended March 31, 1996..................  41

        Consolidated Statements of Stockholders' Equity (Deficit) for Year ended December 31,
         1997, the Nine Months Ended December 31, 1996 and the Fiscal Year Ended March 31, 1996...  42

        Consolidated Statements of Cash flows for the Year ended December 31, 1997, the Nine
         Months Ended December 31, 1996 and the Fiscal Year Ended March 31, 1996..................  43

        Notes to Consolidated Financial Statements................................................  44

     2. Financial Statement Schedules.
        -------------------------------

        Schedule II -- Valuation and Qualifying Accounts (see page 57)

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.


     3. Exhibits.
        ---------

     3.1**  Certificate of Incorporation of Registrant filed on August 3, 1988, as currently in effect.
     3.2**  Certificate of Amendment of Certificate of Incorporation, as filed on October 31, 1990.
     3.3**  Certificate of Amendment of Certificate of Incorporation, as filed on August 13, 1991.
     3.4**  Certificate of Amendment of Certificate of Incorporation, filed on February 12, 1996.
     3.5**  Certificate of Amendment of Certificate of Incorporation filed on February 12, 1996.
     3.6**  Certificate of Amendment of Certificate of Incorporation filed on November 4, 1996.
     3.7**  Amended Certificate of Designation of Series A Preferred Stock, as currently in effect.
     3.8**  Certificate of Designation of Series B Preferred Stock, as currently in effect.
     3.9**  Certificate of Designation of Series C Preferred Stock, as currently in effect.
    3.10**  Certificate of Designation of Series D Preferred Stock, as currently in effect.
    3.11**  Certificate of Designation of Series E Preferred Stock, as currently in effect.
    3.12**  Amended Certificate of Designation of Series E Preferred Stock, as currently in effect.
    3.13**  Certificate of Designation of Series P Preferred Stock, as currently in effect.
    3.14**  Certificate of Designation of Series F Preferred Stock, as currently in effect.
    3.15**  Form of Restated Certificate of Incorporation of Registrant to be filed upon the closing of the Offering made under this Registration Statement.
    3.16**  Amended and Restated Bylaws of Registrant, as currently in effect.
    3.17**  Form of Amended and Restated Bylaws to be adopted effective as of the closing of the
            Offering made under this Registration Statement.
     4.1**  Specimen Common Stock Certificate.
    10.1**  Form of Indemnification Agreement between Registrant and each of its directors and officers.
    10.2**  1989 Stock Option Plan, as amended and restated, and forms of Stock Option Agreements thereunder.
    10.3**  1995 Stock Plan, as amended and restated, and form of Stock Option Agreement thereunder.
    10.4**  1997 Director Stock Option Plan and form of Stock Option Agreement thereunder.
    10.5**  1997 Employee Stock Purchase Plan and forms of agreements thereunder.

   10.6**   Lease Agreement dated December 1, 1992 between Registrant and Lincoln Menlo Phase I
            Associates Limited for Menlo Park, California office.
   10.7**   Lease dated December 18, 1991 between Crandell Development Corporation and Robert S. Grant for Santa Barbara, California office.
   10.8**   Registration Rights Agreement dated March 5, 1997 by and among the Registrant and Rudy
            Prince, Lon B. Radin and Virginia Snyder.
   10.9**   Stock and Warrant Purchase Agreement dated as of August 31, 1988 by and among Registrant and Purchasers of 299,995 shares of Series A Preferred, as amended February 1994.
   10.10**  Preferred Stock Purchase Agreement dated as of December 16, 1988 by and among Registrant and purchasers of 336,000 shares of Series A Preferred, as amended February 1994.
   10.11**  Preferred Stock Purchase Agreement dated as of June 22, 1989 by and between Registrant and
            David A. Brewer.
   10.12**  Form of Subscription and Stock Purchase Agreement dated January 1991 by and between
            Registrant and certain purchasers of Series A Preferred Stock.
   10.13**  Form of Subscription and Stock Purchase Agreement dated July 1989 by and between Registrant and certain purchasers of shares of Series B Preferred Stock.
   10.14**  Form of Subscription and Stock Purchase Agreement dated December 1989 by and between
            Registrant and certain purchasers of shares of Series B Preferred Stock.
   10.15**  Form of Subscription and Stock Purchase Agreement dated August/September 1990 by and between Registrant and certain purchasers of shares of Series C Preferred Stock.
   10.16**  Subscription and Stock Purchase Agreement for the purchase of shares of Series C Preferred
            Stock dated September 6, 1990 by and between Registrant and Draper Associates Polaris Fund.
   10.17**  Subscription and Stock Purchase Agreement dated September 7, 1990 by and between Registrant and Adlar Turnkey Manufacturing Corporation.
   10.18**  Form of Subscription and Stock Purchase Agreement for shares of Series D and Series E
            Preferred Stock and Warrants dated July 1991 by and between Registrant and certain purchasers of shares of Series D and Series E Preferred Stock.
   10.19**  Series E Preferred Stock Purchase Agreement dated August 18, 1991, as amended as of January
            30, 1996, by and between Registrant and Ailicec California Corporation.
   10.20**  Series F Preferred Stock Purchase Agreement dated as of March 5, 1996 by and between
            Registrant and purchasers of Series F Preferred Stock.
   10.21**  Purchase and Debt Restructuring Agreement dated as of August 3, 1994 by and between
            Registrant and Ailicec International Enterprises Limited.
   10.22**  Note Purchase Agreement dated August 3, 1994 by and between Registrant and certain purchasers of notes and warrants for the purchase of Common Stock.
   10.23**  Warrant to Purchase Stock dated December 31, 1994 by and between Registrant and Ailicec
            International Enterprises Limited.
   10.24**  Common Stock Purchase Warrant dated December 16, 1996, and an amendment thereto dated
            February 13, 1997, by and between Registrant and Michael Crandell.
   10.25**  Common Stock Purchase Warrant dated December 16, 1996, and an amendment thereto dated
            February 13, 1997, by and between Registrant and Larry Crandell.
   10.26**  Asset Purchase Agreement dated July 31, 1996, as amended December 16, 1996, by and between
            Registrant and the Crandell Group, Inc.
  10.27+**  Development Agreement dated September 25, 1991 and amended as of February 12, 1997 by and between Registrant and Ailicec International Enterprises Limited.
   10.28**  Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and
            Steven J. Carnevale.
   10.29**  Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and
            Thomas B. Aikin.
   10.30**  Promissory Note to Lon B. Radin dated March 1, 1992 from Registrant.
  10.31+**  Development and Supply Agreement dated June 30, 1995 by and between Registrant and Samsung
            Electronics Corporation.
  10.32+**  Software License Agreement dated September 30, 1996 by and between Registrant and Oki Data
            Corporation.
  10.33+**  Supply and License Agreement dated November 1, 1996 by and between Registrant and Pixel
            Magic, Inc.
  10.34+**  Facsimile Product Development Agreement dated June 9, 1994 by and between Registrant and
            Xerox Corporation.
  10.35+**  Facsimile Product Development Agreement dated November 23, 1994 by and between Registrant and Xerox Corporation.

  10.36+**  Master Development, Purchase and Distribution License Agreement dated effective as of
            January 31, 1997 by and between Registrant and Hewlett-Packard Company.
  10.37**   Employment Agreement dated July 31, 1996 between Registrant and Michael Crandell.
  10.38**   Security Agreement dated July 31, 1996 by and between Registrant and the Crandell Group,
            Inc.
  10.39+**  OEM Purchase Agreement dated February 22, 1995, as amended February 21, 1997, by and
            Between Registrant and Oki America, Inc.
  10.40**   Loan and Security Agreement dated August 23, 1996 by and between Registrant and Cupertino
            National Bank & Trust and the amendment thereto dated March 11, 1997 and the amendment
            Thereto dated March 31, 1997.
  10.41**   Form of Dealer Agreement.
  10.42+**  Agreement dated November 30, 1994 by and between the Crandell Group, Inc. and Intel
            Corporation as amended May 11, 1995, assigned and delegated to Registrant as of July 30,
            1996 and as further amended December 23, 1996.
   10.43    First Amendment dated September 15, 1997 to Lease Agreement dated April 4, 1997 between
            Registrant and Lincoln Menlo Phase I Associates Limited for Menlo Park, California office.
   10.44    Second Amendment dated December 2, 1997 to Lease Agreement dated April 4, 1997 between
            Registrant and Lincoln Menlo Phase I Associates Limited for Menlo Park, California office, as amended September 15, 1997.
   10.45    Sublease dated August 1, 1997 between Registrant and Systems & Software Consortium, Inc.
            Santa Barbara, California office.
   10.46    Lease Agreement between Registrant and Landlord, K. Dalbey and M Tachouet dated March 28,
            1997 for Beaverton, Oregon office.
   10.47    Lease Agreement between DocuMagix and Metropolitan Life Insurance Company dated November 1,
            1995 for San Jose, California office.
   21.1     Subsidiaries of Registrant.
   23.1     Independent Auditors' Consent and Report on Schedule -- Deloitte & Touche LLP (see page 87).
   23.2     Consent of Independent Accountants -- Price Waterhouse LLP
   24.1     Power of Attorney (see Signature Page).
   27.1     Financial Data Schedule.

-------------
** Incorporated by reference to the identically numbered exhibits filed in response to Item 16(a), "Exhibits", of the Company's Registration Statement on Form S-1, as amended, (File No. 333-23763), which was declared effective on June 10, 1997.

+ Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

   (b) Reports on Form 8-K.  On December 22, 1997 the Company filed Report on
       -------------------
       Form 8-K in connection with its acquisition of DocuMagix, Inc which contained disclosures under Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements and Exhibits.

   (c) Exhibits Pursuant to Item 601 of Regulation S-K.  The exhibits required
       -----------------------------------------------
       by this Item are listed under 14(a)(3) above.

   (d) Financial Statement Schedules.   The financial statement schedule
       -----------------------------
       required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of JetFax, Inc.:


  We have audited the accompanying consolidated balance sheets of JetFax, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1997, the nine-month period ended December 31, 1996 and the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the 1997 merger of JetFax, Inc. with DocuMagix, Inc., which has been accounted for as a pooling-of-interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated statements of operations, stockholder's equity (deficit), and cash flows of DocuMagix, Inc. for the year ended June 30, 1996, which are combined with JetFax , Inc.'s statements for the year ended March 31, 1996, and reflect net revenues of $2,709,000 and net loss of $2,495,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for DocuMagix, Inc. for the fiscal year ended March 31, 1996, is based solely on the report of such other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of such other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and on the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of JetFax, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the nine-month period ended December 31, 1996 and the year ended March 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

San Jose, California
January 30, 1998
(February 23, 1998 as to the last
sentence of Note 6)

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DocuMagix, Inc.:

In our opinion, the accompanying balance sheet and related statements of operations and redeemable preferred stock and shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of DocuMagix, Inc. at June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
October 25, 1996

                         JETFAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                             DECEMBER 31,      DECEMBER 31,
                                                                                1997              1996
                                                                            -------------      ------------
Current assets:
 Cash and cash equivalents...........................................         $  4,200         $   413
 Short-term investments..............................................            3,024              --
 Trade receivables, net of allowances of: $656 in 1997 and
  $559 in 1996.......................................................            4,820           2,542
 Inventories.........................................................            4,029           2,454
 Prepaid expenses....................................................              277             162
                                                                               -------         -------
     Total current assets............................................           16,350           5,571
Property--net........................................................            1,160             715
Other assets.........................................................            1,346             806
                                                                               -------         -------
Total assets.........................................................          $18,856          $7,092
                                                                               =======          ======
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable....................................................           $1,672          $2,491
 Accrued liabilities.................................................            1,864           1,286
 Short-term borrowings...............................................               --             950
 Current portion of long-term note payable...........................               --             302
                                                                               -------         -------
     Total current liabilities.......................................            3,536           5,029
                                                                               -------         -------
Long-term note payable less current portion..........................               --             198
Deferred revenue.....................................................               49              --
Redeemable preferred stock, $0.01 par value; none authorized and
 outstanding in 1997 and 344,350 shares outstanding in 1996..........               --           2,726

 Commitments (Note 7)................................................

Stockholders' equity (deficit):
  Convertible preferred stock, $0.01 par value; 5,000,000   shares
   authorized, shares outstanding: none in 1997 and 6,293,978
   in 1996...........................................................               --              63

  Common stock, $0.01 par value; 35,000,000 shares authorized,
   shares outstanding: 11,741,383 in 1997 and 1,789,086 in 1996......              117              18
  Additional paid-in capital.........................................           42,881          21,317
  Accumulated deficit................................................          (27,727)        (22,259)
                                                                               -------         -------

     Total stockholders' equity (deficit)............................           15,271            (861)
                                                                               -------         -------
Total liabilities, redeemable preferred stock and stockholders'
    equity (deficit).................................................          $18,856         $ 7,092
                                                                               =======         =======

                See notes to consolidated financial statements.

                         JETFAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             NINE MONTHS         FISCAL
                                              YEAR ENDED        ENDED          YEAR ENDED
                                             DECEMBER 31,    DECEMBER 31,       MARCH 31,
                                                 1997           1996              1996
                                             ------------    -----------       ----------
Revenues:
 Product.......................................   $16,281        $10,205         $11,143
 Software and technology license fees..........     4,493          3,200           3,413
 Development fees..............................     2,246          1,468             720
                                                  -------        -------         -------
     Total revenues............................    23,020         14,873          15,276
                                                  -------        -------         -------
Costs and expenses:
 Cost of product revenues......................    11,886          8,441          11,102
 Cost of software and license revenues.........       770            517             587
 Research and development......................     5,355          2,554           2,318
 Selling and marketing.........................     6,046          5,212           5,216
 General and administrative....................     3,031          1,726           1,652
 Acquisition and related expenses..............     2,106             --              --
                                                  -------        -------         -------
     Total costs and expenses..................    29,194         18,450          20,875
                                                  -------        -------         -------
Loss from operations...........................    (6,174)        (3,577)         (5,599)
                                                  -------        -------         -------
Other income (expense):
 Interest income...............................       310             40              29
 Interest expense..............................      (120)           (26)           (290)
 Other income (expense)........................       (79)           (14)              2
                                                  -------        -------         -------
     Total other income (expense)..............       111             --            (259)
                                                  -------        -------         -------
Loss before income taxes.......................    (6,063)        (3,577)         (5,858)
Provision for income taxes.....................        96            107              35
                                                  -------        -------         -------
Net loss.......................................    (6,159)        (3,684)       $(5,893)
                                                                                =======
Series P Redeemable Preferred Stock dividends..       (68)          (116)
                                                  -------        -------
Net loss applicable to common stockholders.....   $(6,227)       $(3,800)
                                                  =======        =======
Net loss per share:
 Basic.........................................    $(0.61)        $(0.46)
                                                   =======       =======
 Diluted.......................................    $(0.61)        $(0.46)
                                                   =======       =======
Shares used in computation:
 Basic.........................................    10,170          8,203
                                                   =======       =======
 Diluted.......................................    10,170          8,203
                                                   =======       =======

                See notes to consolidated financial statements.

                         JETFAX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      (in thousands, except share amounts)

                                                  CONVERTIBLE
                                                PREFERRED STOCK              COMMON STOCK      ADDITIONAL
                                           ---------------------------   ---------------------   PAID-IN    ACCUMULATED
                                              SHARES           AMOUNT      SHARES      AMOUNT    CAPITAL      DEFICIT     TOTAL
                                           -----------       ---------   ---------    --------  ---------   ---------   --------
Balances, April 1, 1995..................    2,848,288         $   29    1,166,348    $    12   $  6,242    $(11,757)   $(5,474)
Exercise of Common Stock options.........           --             --       55,760         --          5          --          5
Repurchase of DocuMagix Common
 Stock...................................           --             --       (2,743)        --         (3)         --         (3)
Sale of DocuMagix Common and
 Preferred Stock exchanged for
 Common Stock in merger..................           --             --      506,185          5      4,896          --      4,901
Issuance of Series F Convertible
 Preferred Stock for cash of $7,547
 and conversion of debt of $1,929,
 net of issuance costs of $675...........    3,445,690             34           --         --      8,766          --      8,800
Additional paid in capital from
 Conversion of debt into Series P
 Redeemable Preferred Stock, net
 of issuance costs of $13................           --             --           --         --        379          --        379
Cumulative dividends on Series F
 Convertible ($70) and Series P
 Redeemable ($27) Preferred Stock........           --             --           --         --         70         (97)       (27)
Net loss.................................           --             --           --         --         --      (5,893)    (5,893)
                                           -----------       ---------   ---------    --------  ---------   ---------   -------
Balances, March 31, 1996.................    6,293,978             63    1,725,550         17     20,355     (17,747)     2,688
Exercise of Common Stock options.........           --             --       41,125          1          7          --          8
Sale of DocuMagix Common and
 Preferred Stock exchanged for
 Common Stock in merger..................           --             --       22,411         --        236          --        236
Sale of DocuMagix warrants...............           --             --           --         --          6          --          6
Cumulative dividends on Series F
 Convertible ($713) and Series P
 Redeemable ($116) Preferred
 Stock...................................           --             --           --         --        713        (829)      (116)
Net loss.................................           --             --           --         --         --      (3,683)    (3,683)
                                           -----------       ---------   ---------    --------  ---------   ---------   --------
Balances, December 31, 1996..............    6,293,978             63    1,789,086         18     21,317     (22,259)      (861)
Employee Stock Transactions..............           --             --       16,948         --         77          --         77
Exercise of Common Stock Options.........           --             --      105,374          1         27          --         28
Exercise of Common Stock Warrants........           --             --      516,782          5        269          --        274
Cumulative dividends on Series F
 Convertible ($240) and Series P
 Redeemable ($68) Preferred Stock........           --             --           --         --        240        (308)       (68)
Warrant compensation expense (Note 2)....           --             --           --         --        625          --        625
Issuance of Common Stock in
 connection with Initial Public Offering.           --             --    2,750,000         27     19,329          --     19,356
Conversion of Convertible Preferred
 Stock to Common Stock at IPO............   (6,293,978)           (63)   6,293,978         63         --          --         --
Conversion of Series F Cumulative
 Dividends...............................           --             --      162,703          2         (2)         --         --
Issuance of Common Stock for
 DocuMagix warrants......................           --             --        2,190         --         --          --         --
Issuance of Common Stock in exchange
 For DocuMagix convertible note..........           --             --      103,853          1        999          --      1,000
Adjustment to conform fiscal year of
 DocuMagix...............................           --             --          469         --         --         999        999
Net loss.................................           --             --           --         --         --      (6,159)    (6,159)
                                           -----------       ---------   ---------    --------  ---------   ---------  --------
Balances, December 31, 1997..............           --         $   --  $11,741,383    $   117    $42,881    $(27,727)  $ 15,271
                                           ===========       =========  ==========    ========  =========   =========  =======

                See notes to consolidated financial statements.

                         JETFAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                       NINE MONTHS      FISCAL
                                                                                         YEAR ENDED       ENDED       YEAR ENDED
                                                                                        DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                                                                            1997           1996           1996
                                                                                        -------------  -------------  ------------
Cash flows from operating activities:
 Net loss                                                                                    $(6,159)       $(3,684)       $(5,893)
 Adjustments to reconcile net loss to net cash used for operating activities:
  DocuMagix net loss for the quarter ended March 31, 1997                                        999             --             --
  Depreciation and amortization.....................................................             539            208            313
  Warrant compensation expense......................................................             625             --             --
  Provision for (reversal of) inventory reserves and purchase commitment............             292           (339)           977
  Changes in assets and liabilities:
   Trade receivables................................................................          (2,375)          (255)          (748)
   Inventories......................................................................          (1,769)           997         (2,020)
   Prepaid expenses.................................................................            (115)           (29)           (64)
   Accounts payable.................................................................            (819)        (2,251)         2,225
   Deferred revenue.................................................................              49             --             --
   Accrued liabilities..............................................................             578           (344)           429
                                                                                             -------        -------        -------
      Net cash used for operating activities........................................          (8,155)        (5,697)        (4,781)
                                                                                             -------        -------        -------
Cash flows from investing activities:
 Purchase of property...............................................................            (742)          (541)          (265)
 Purchase of short-term investments.................................................          (3,024)            --             --
 Increase in other assets...........................................................            (783)           (80)           (21)
 Acquisition of Crandell Group......................................................              --           (305)            --
                                                                                             -------        -------        -------
      Net cash used for investing activities........................................          (4,549)          (926)          (286)
                                                                                             -------        -------        -------
Cash flows from financing activities:
 Proceeds from sale of Common Stock.................................................          19,735             18              8
 Repayment of related party notes payable...........................................              --            (61)           (70)
 Line of credit borrowings, net.....................................................              --            450             --
 Equipment term note borrowings.....................................................              --            250             --
 Proceeds from issuance of notes payable............................................             500            500          1,010
 Repayment of notes payable.........................................................            (950)            --         (1,362)
 Redemption of Preferred Stock--Series P, net.......................................          (2,794)            --             --
 Proceeds from Series F Convertible Preferred Stock--net............................              --            650          6,222
 Proceeds from DocuMagix Preferred Stock--net.......................................              --             --          4,125
 Restricted investments.............................................................              --             --            100
                                                                                             -------        -------        -------
      Net cash provided by financing activities.....................................          16,491          1,807         10,033
                                                                                             -------        -------        -------
Increase (decrease) in cash and cash equivalents....................................           3,787         (4,816)         4,966
Cash and cash equivalents, beginning of year........................................             413          5,229            263
                                                                                             -------        -------        -------
Cash and cash equivalents, end of year..............................................         $ 4,200        $   413        $ 5,229
                                                                                             =======        =======        =======
Supplemental cash flow information:
 Interest paid......................................................................         $   120        $     9        $   211
                                                                                             =======        =======        =======
 Taxes paid--foreign withholding....................................................         $    96        $   105        $    35
                                                                                             =======        =======        =======
Supplemental noncash investing and financial information:
 Accounts receivable--stockholder, offset against accounts payable--stockholder.....                                       $    75
                                                                                                                           =======
 Conversion of note payable to stockholder, to Series P Redeemable Preferred Stock
  issuable..........................................................................                                       $ 2,287
                                                                                                                           =======
 Conversion of convertible notes payable into Series D and F Redeemable Convertible
  Preferred Stock...................................................................                                       $ 1,929
                                                                                                                           =======
 Receivable--Series F Redeemable Convertible Preferred Stock........................                                       $   650
                                                                                                                           =======
 Conversion of Convertible Preferred Stock to Common Stock at Initial Public
  Offering..........................................................................         $    63
                                                                                             =======
 Issuance of Series G Convertible Preferred Stock for technology....................                        $   225
                                                                                                            =======
 Cumulative dividends on Series F Convertible and Series P Redeemable Preferred
  Stock.............................................................................         $   308        $   829       $     97
                                                                                             =======        =======       ========
 Acquisition of Crandell Group (Note 3):
  Fair value of assets acquired (includes intangibles of $540 and property of $15)..                        $   555
                                                                                                            =======
  Cash paid.........................................................................                           (305)
                                                                                                            =======
  Note payable to seller............................................................                       $    250
                                                                                                           ========
 Issuance of Common Stock in exchange for DocuMagix outstanding Common and
  Preferred Stock...................................................................                       $    236      $   4,896
                                                                                                           ========      =========
 Issuance of Common Stock in exchange for DocuMagix convertible note................         $ 1,000
                                                                                             =======

                See notes to consolidated financial statements.

                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

  JetFax, Inc. was incorporated in Delaware in August 1988 and since that time has engaged in the development, manufacture and sale of its branded multifunction products (MFPs) and entered into agreements with a number of manufacturers (OEMs) of MFPs for the customization and integration of the Company's embedded system technology and desktop software in several OEM products.

  The Company acquired DocuMagix, Inc. on December 5, 1997 in a transaction accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical information of DocuMagix, Inc.

FISCAL PERIOD END

  Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. The 40-week period from April 1, 1996 to January 4, 1997 is referred to herein as the nine months ended December 31, 1996. Fiscal year 1997 includes 52 weeks. For presentation purposes, the Company refers to its reporting years ended January 3, 1998 and January 4, 1997 as ending on December 31, 1997 and 1996, respectively.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of JetFax, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany balances and transactions have been eliminated.

CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the level of the allowance for potentially uncollectible accounts receivable, reserves for inventories, accrued losses on purchase commitments, accrued OEM licensing revenues, product development revenues recognized on the percentage-of-completion basis, accrued warranty costs, and a valuation allowance for net deferred tax assets.

  The Company sells and licenses its products and technology primarily to end users (through independent distributors and dealers) and OEMs in the United States, Canada, Asia and Europe. In addition, the Company performs development services for certain of its OEMs. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.

Certain components used in the Company's products are available only from one source. In particular, the Company currently purchases its printer engine and certain semiconductor devices from separate single sources of supply. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

  The Company operates in a very dynamic industry. The Company believes that changes in any of the following areas could have a negative impact on the Company's future financial position and results of operation: difficulties in successfully combining the businesses of the Company and DocuMagix; the fact that the Company's markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company's ability to respond to such changes;
difficulties which the Company may experience in completing the development of turnkey designs for OEM customers, its color technology or other products; the fact that the multifunction and color markets targeted by the Company are at an early stage of development; the highly competitive nature of the markets for the Company's products; the phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology; the Company's ability to attract and retain skilled personnel; the Company's reliance on third party suppliers for components used in the Company's products; the quarterly variability in the Company's bookings and design wins; and the Company's reliance on a relatively small number of OEM customers for a large percentage of its revenue.

FOREIGN CURRENCY TRANSLATION AND HEDGING

  The Company's foreign subsidiary in Germany uses the U.S. dollar as the functional currency. Accordingly, assets and liabilities are translated using period-end exchange rates, except for inventories and property, plant and equipment, which are translated using historical rates. Revenues and costs are translated using historical rates. The resulting translation gains and losses are included in income as they are incurred. Foreign currency transaction gains and losses resulting from transactions denominated in other than the U.S. dollar are included in income as incurred. The Company's foreign losses were $58,000 for the year ended December 31, 1997 and were insignificant in the periods ended December 31, 1996 and March 31, 1996.

  On occasion, the Company enters into firm purchase contracts with suppliers that are denominated in a foreign currency. The Company has occasionally purchased foreign currencies and held them during the contract term as a designated hedge of the purchase commitment. The foreign currency gains and losses from the foreign currency deposit are deferred and recognized as an offset to the foreign currency gains and losses from the firm purchase commitment. At December 31, 1997, the Company had Yen deposits of 115,000,000 which were designated as a hedge against Yen denominated firm purchase commitments of 213,000,000 for which deliveries are anticipated over the next five months.

CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, short-term investments and accounts receivable. Credit risk with respect to trade receivables is spread over a number of geographically diverse customers, who make up the Company's customer base. At December 31, 1997 and 1996, the same customer accounted for 35% and 9% of total accounts receivable, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  Cash equivalents are highly liquid debt instruments acquired with an original maturity of three months or less. The recorded carrying amounts of the Company's cash and cash equivalents approximate their fair market value. Short-term investments are high quality financial instruments with a maturity of from three to fifteen months. The short-term investments are carried at cost, which approximates fair value.

ACCOUNTS RECEIVABLE

  Accounts receivable include unbilled amounts of $1,469,723 and $364,000 relating to development revenues at December 31, 1997 and 1996, respectively (see "Revenue Recognition" below).

INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's products

                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

typically experience short life cycles, and the Company estimates the market value of its inventory based on the anticipated selling prices adjusted for completion and selling costs. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, a valuation adjustment and corresponding charge to operations could result. In addition, the Company uses subcontractors for the manufacture of certain of its products and/or components and occasionally enters into purchase commitments for such purchases. Consequently, the Company evaluates its exposure relative to such contracts and the estimated selling prices of the related products, adjusted for completion and selling costs, and accrues for losses, if anticipated.

PROPERTY

  Property is stated at cost or, for items under capital lease, at the present value of future minimum lease payments at the lease inception. Depreciation and amortization are computed using the straight-line method over estimated useful lives of one to five years or the lease term, whichever is appropriate.

OTHER ASSETS

  Other assets as of December 31, 1997 and 1996 include intangible assets (acquired software, licensing contracts and covenants not to compete) of $1,346,020 and $806,131, net of accumulated amortization of $205,071 and $54,302, respectively. Amortization is computed using the straight line method over the estimated useful life of five years.

INCOME TAXES

  The Company accounts for income taxes under an asset and liability approach. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

REVENUE RECOGNITION

  Revenues from product sales to resellers, international distributors, OEMs and end users are recognized upon shipment. OEMs, end users, and international distributors have no rights of return while resellers have limited return rights. Allowances for potential returns and exchanges from resellers are provided at the time of sale based on historical returns and exchange experience. The Company defers revenue on sales to domestic distributors and recognizes the revenue when the distributor sells the product to resellers.
The Company provides a ninety day warranty for parts and service on its hardware products as well as ongoing technical support to the dealer network. The Company provides a limited amount of telephone technical support to its software customers. Estimated cost of warranty work and post contract software customer support obligations are accrued when the revenue is recognized.

  The Company enters into development agreements with OEM customers for which it receives development fees with certain payments contingent upon attaining contract milestones. Development fee revenues are derived from customizing the Company's embedded system technology and software for inclusion in specific applications for its OEMs' products. The Company's development contracts with certain OEM customers have enabled JetFax to accelerate its product development efforts. The Company classifies all development costs related to such contracts as research and development expenses because such development fees have only partially funded the Company's product development activities, and the Company generally retains ownership of the technology developed under these agreements. The agreements typically provide for license and royalty payments to the Company based on the OEM customers' subsequent use of the technology in their products. Revenues from product development agreements are recognized using the percentage of completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Royalties are recognized as earned, and include OEM product licensing revenues which are primarily determined based on the number of OEM units sold. Such revenues are initially recorded based on an estimate of such number of units and are adjusted upon the receipt of actual unit sales data from

                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

OEMs in the accounting period in which the information is received.

RESEARCH AND DEVELOPMENT

  Research and development costs include costs and expenses associated with the design and development of new products. To the extent that such costs include the development of computer software, the Company follows the working model approach to determine technological feasibility of the software product. Costs incurred subsequent to establishing technological feasibility have been immaterial and, accordingly, all software development costs have been included in research and development expenses for the periods presented herein.

STOCK-BASED COMPENSATION

  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees".

BASIC AND DILUTED NET LOSS PER SHARE

  Basic and diluted net loss per share has been computed using the weighted average of common shares outstanding. The Company completed its intial public offering of its common stock in June 1997. Basic and diluted per share amounts presented for periods prior to the IPO represent the pro forma computation including the common equivalent shares from convertible preferred stock which converted in connection with the IPO. Common stock equivalents from options, warrants and redeemable preferred stock have been excluded from the computation during all periods presented as their effect is antidilutive due to the Company's net losses. Accordingly, options and warrants to purchase approximately 2,600,000 common shares at a weighted average exercise price of $1.52 per share and redeemable preferred stock convertible into 344,350 shares of common stock were outstanding at December 31, 1996 and excluded from the calculation of net loss per basic and diluted share; and options and warrants to purchase approximately 2,850,000 common shares at a weighted average exercise price of $3.63 per share were outstanding at December 31, 1997 and excluded from the calculation of net loss per basic and diluted share. Such options and warrants will be included, using the treasury stock method, in periods where the Company reports net income and the average fair market value of the Company's common stock exceeds the exercise price. The net loss applicable to common stockholders and the shares used for the computation of basic and diluted loss per share are the same.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company in 1998.


2. BUSINESS COMBINATION

  On December 5, 1997, the Company acquired DocuMagix, Inc. (DocuMagix) in a merger transaction pursuant to an Agreement and Plan of Reorganization (Agreement) entered into with DocuMagix on November 11, 1997. Under the Agreement, the Company issued 793,957 shares of its common stock in exchange for all outstanding common and preferred shares of DocuMagix, and all rights with respect to DocuMagix common stock under outstanding employee options were converted into rights with respect to

                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

the Company's common stock using the common stock exchange ratio of 0.004572.
In addition, the Company issued 2,190 shares of its common stock to certain holders of DocuMagix warrants in exchange for such warrants and 103,853 shares of the Company's common stock were exchanged for $1.0 million of outstanding convertible notes payable by DocuMagix . The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods have been restated to reflect the combined operations of the two companies. The Company's fiscal year end is December (since it changed its fiscal year end from March to December beginning with the nine-month period ended December 31, 1996) while DocuMagix has used a June fiscal year. Accordingly, the consolidated statements of operations combine the Company's consolidated statements of operations for the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996 with DocuMagix's statements of operations for the year ended December 31, 1997, the nine months ended March 31, 1997 and the year ended June 30, 1996, respectively. As a result, DocuMagix's results for the quarter ended March 31, 1997 have been included in both the nine month period ended December 31, 1996 and the year ended December 31, 1997. DocuMagix's unaudited revenues and net loss for this period are $438,000 and $999,000, respectively. The table below shows the composition of combined net revenues and net loss for each of the periods indicated (in thousands). For DocuMagix the periods indicated represent the Company's reporting period into which the DocuMagix financial information was combined.


                                                                                                   FISCAL
                                                      YEAR ENDED         NINE MONTHS ENDED       YEAR ENDED
                                                     DECEMBER 31,          DECEMBER 31,          MARCH 31,
                                                         1997                  1996                 1996
                                                  -------------------  ---------------------  ----------------
REVENUES:
---------
JetFax                                                  $20,808                  $12,862            $13,187
DocuMagix                                                 2,212                    2,011              2,089
                                                        -------                  -------            -------
Combined                                                $23,020                  $14,873            $15,276
                                                        =======                  =======            =======
NET LOSS:
---------
JetFax                                                  $(3,012)                $(1,042)            $(2,929)
DocuMagix                                                (3,147)                 (2,642)             (2,964)
                                                        -------                 -------             -------
Combined                                                $(6,159)                $(3,684)            $(5,893)
                                                        =======                 =======             =======


  The consolidated balance sheets at December 31, 1997 and December 31, 1996 combine the accounts of the Company as of those dates with the accounts of DocuMagix as of December 31, 1997 and March 31, 1997, respectively. In connection with the restatement of the consolidated financial statements to give effect to the pooling of interests transaction with DocuMagix, Inc., the Company adjusted DocuMagix, Inc.'s financial statements to conform its revenue recognition policies to those of JetFax (the adjustment deferred revenue recognition on sales to distributors). The effect of the adjustment was to reduce revenue and increase net loss for the year ended December 31, 1997 and the year ended March 31, 1996 by $15,000 and $12,000 and $620,000 and $469,000,
respectively, and to increase revenue and decrease net loss by $438,000 and $351,000, respectively, for the nine months ended December 31, 1996.


  In July 1996, the Company acquired the assets of the Crandell Group, Inc. (the Crandell Group), a company in the business of developing and marketing software products, including certain products used in fax applications, some of which have previously been licensed by and used in JetFax products. The two principals of the Crandell Group (the Principals) entered into two-year employment agreements with JetFax. The Company paid $250,000 upon the closing and $250,000 in July 1997, and incurred $55,000 of acquisition costs for a total purchase price of $555,000. The purchase price was allocated $540,000 to proprietary software, licensing contracts and covenants not-to-compete (included in Other Assets, see Note

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

1) and $15,000 to property and equipment. The Company was obligated to make royalty payments to the shareholder/employees contingent upon continued employment and recorded acquisition expense of $ 1,056,000 and $228,000 for such payments for the years ended December 31, 1997 and 1996, respectively. as compensation within research and development expense. The Company's obligation to make these payments terminated upon the closing of the Company's initial public offering (IPO) in June 1997 in consideration of a one-time acquisition expense of $1.0 million. In connection with a 1996 amendment to the above agreements, the Company issued a warrant to the Principals to acquire 100,000 shares of common stock at an exercise price of $1.75 per share. Because the terms of the warrant were not fixed until the Company's IPO, the Company treated the warrant as variable and recorded $625,000 of compensation expense during 1997 included in acquisition expenses. The results of operations for the Crandell Group prior to its acquisition by the Company are not material and, accordingly, pro forma information is not disclosed.


3.  INVENTORIES

  Inventories consist of (in thousands):


                                                                               DECEMBER 31,  DECEMBER 31,
                                                                                  1997           1996
                                                                               -----------   ------------
   Materials and supplies..................................................       $1,776          $1,153
   Work-in-process.........................................................          143             235
   Finished goods..........................................................        2,110           1,066
                                                                                   -----           -----
   Total...................................................................       $4,029          $2,454
                                                                                  ======          ======

4.  PROPERTY

  Property consists of (in thousands):

                                                                               DECEMBER 31,  DECEMBER 31,
                                                                                  1997           1996
                                                                               -----------   ------------
   Furniture and fixtures..................................................      $1,472         $1,011
   Software................................................................         467            364
   Leasehold improvements..................................................         234             56
                                                                                  -----          -----
   Total...................................................................       2,173          1,431
   Accumulated depreciation and amortization...............................      (1,013)          (716)
                                                                                  -----          -----
   Property-net............................................................      $1,160           $715
                                                                                 ======           ====

5.  ACCRUED LIABILITIES

  Accrued liabilities consist of (in thousands):

                                                                               DECEMBER 31,  DECEMBER 31,
                                                                                  1997           1996
                                                                               -----------   ------------
   Compensation and related benefits.......................................     $  509         $446
   Acquisition related accruals............................................        375           --
   Royalties...............................................................        215          152
   Product warranty........................................................         94          140
   Other...................................................................        671          548
                                                                                ------       ------
   Total...................................................................     $1,864       $1,286
                                                                                ======       ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

6.  LINE OF CREDIT AND NOTES PAYABLE

  Line of credit and notes payable consist of the following (in thousands):

                                                                               DECEMBER 31,  DECEMBER 31,
                                                                                  1997           1996
                                                                               -----------   ------------
Short-term borrowings:
  Convertible notes payable................................................        $  --         $ 500
  Line of credit...........................................................           --           450
                                                                                   -----         -----
    Total short-term borrowings                                                    $  --         $ 950
                                                                                   =====         =====
  Equipment term loan......................................................        $  --         $ 250
  Note payable.............................................................           --           250
                                                                                   -----         -----
     Total notes payable...................................................                        500
  Current portion..........................................................          (--)         (302)
                                                                                   -----         -----
  Long-term portion........................................................        $ --          $ 198
                                                                                   =====         =====


  The Company has a line of credit agreement under which it may borrow up to $1.5 million at the bank's prime rate (8.5% at January 3, 1998) plus 1%. Borrowings are limited to 80% on eligible domestic receivables, are secured by all assets of the Company and are subordinate to stockholder notes and lien positions. The line expires in August 23, 1998. No borrowings were outstanding under the line of credit at December 31, 1997.

  The line of credit contains certain covenants which, among other things, require the Company to maintain tangible net worth (as defined) of $3.0 million, quarterly net income, a quick ratio of 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0 after December 31, 1996 and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. At December 31, 1997, the Company was not in compliance with the quarterly net income covenant and, on February 23, 1998, received a waiver of this covenant through March 31, 1998 from the lender.

  In February 1997, DocuMagix issued $500,000 of convertible notes (the Convertible Notes) with an expiration date of the earliest (a) December 31, 1997; (b) upon the closing of an underwritten public offering of shares of common stock of DocuMagix; or (c) immediately prior to the closing of an acquisition of DocuMagix by merger or otherwise. An additional $500,000 of convertible notes were issued in 1997 and the outstanding balance of $1,000,000 was canceled in exchange for 103,853 shares of JetFax common stock in connection with the merger with JetFax in December 1997 (see Note 2).


7.  LEASE COMMITMENTS

  The Company leases its primary facility under an operating lease expiring through January 2003. Rent expense is recognized on a straight-line basis over the term of the lease. The lease agreement requires the Company to pay property taxes and maintenance costs. For the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996, rent expense was $522,724, $246,166 and $249,858, respectively. Future minimum annual rental payments for facilities leases are: 1998, $780,970, 1999, $754,926, 2000, $563,174, 2001, $550,988 and $ 596,903 thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996


8.  STOCKHOLDERS' EQUITY

  In June 1997, the Company completed an initial public offering of 2,750,000 shares of its common stock (selling shareholders sold an additional 750,000 shares in the offering) at a price of $8.00 per share. Concurrent with the offering, each of the 6,293,978 shares of convertible preferred stock then outstanding were converted into the same number of common shares and the 344,350 shares of Series P Redeemable Preferred Stock were redeemed for $2.8 million from the proceeds of the offering. In addition, 389,512 shares of common stock were issued upon the net exercise of warrants and 162,703 shares of common stock were issued upon conversion of cumulative unpaid dividends on Series F preferred stock.

PREFERRED STOCK

  The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of December 31, 1997, no shares of preferred stock were outstanding.

STOCK OPTION AND PURCHASE PLANS

  The Company has an employee stock option plan and a nonemployee director option plan under which the Company may grant options to purchase up to 3,400,000 and 270,000 shares of common stock, respectively. At December 31, 1997, 1,519,534 and 150,000 shares, respectively, remain available for future grant under these plans. The terms for exercising options are determined by the Board of Directors and options expire at the earlier of ten years and one month or such shorter terms as may be provided in each stock option agreement. In connection with the merger of DocuMagix (see Note 2), the Company assumed outstanding DocuMagix options using the common stock exchange ratio. At December 31, 1997, options to purchase 5,330 shares of the Company's common stock at a weighted average exercise price of $33.27 were outstanding pursuant to the DocuMagix options.

  The Company has reserved 500,000 shares of common stock for issuance pursuant to the 1997 Employee Stock Purchase Plan. The plan permits employees to purchase shares at 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. At December 31, 1997, 16,948 shares have been issued under the plan.

                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996

  Stock option activity and balances, excluding DocuMagix option activity which is immaterial, are summarized as follows:


                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                                                                   EXERCISE
                                                                                     NUMBER          PRICE
                                                                                    OF SHARES      PER SHARE
                                                                                    ----------     ----------
Balance, April 1, 1995...........................................................      181,910        $0.160
Granted (weighted average fair market value $0.20)...............................       31,000         0.200
Canceled.........................................................................      (27,500)        0.200
Exercised........................................................................      (55,760)        0.100
                                                                                     ---------        ------
Balance, March 31, 1996..........................................................      129,650        $0.190
Granted (weighted average fair market value $0.57)...............................    1,009,000         0.550
Canceled.........................................................................      (62,740)        0.270
Exercised........................................................................      (41,125)        0.200
                                                                                     ---------        ------
Balance, December 31, 1996.......................................................    1,034,785        $0.540
Granted (weighted average fair market value $7.38)...............................    1,107,100         7.416
Canceled.........................................................................      (73,509)        4.349
Exercised........................................................................     (105,374)        0.272
                                                                                     ---------        ------
Balance, December 31,1997........................................................    1,963,002        $4.288
                                                                                     =========        ======

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-------------------------------------------------------------------------- -------------------------------
                         NUMBER           WEIGHTED          WEIGHTED           NUMBER          WEIGHTED
     RANGE OF        OUTSTANDING AT       AVERAGE            AVERAGE       EXERCISABLE AT       AVERAGE
     EXERCISE         DECEMBER 31,       REMAINING          EXERCISE        DECEMBER 31,       EXERCISE
      PRICES              1997          LIFE (YEARS)          PRICE             1997             PRICE
------------------  ----------------  ----------------  -----------------  ---------------  ---------------
$0.20 - $0.30           501,785              8.05               $0.29           183,358             $0.29
 0.50 -  1.75           399,667              8.80                0.92           139,335              0.83
 4.00 -  5.88           207,050              9.72                5.58             3,193              4.31
 7.00 -  7.13            92,500              9.26                7.03                --                --
 8.00 -  9.88           762,000              9.76                8.00                --                --
-------------         ---------              ----                ----           -------             -----
$0.20 - $9.88         1,963,002              9.10               $4.29           325,886             $0.56
=============         =========              ====               =====           =======             =====

  As discussed in Note 1, the Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to calculate compensation expense associated with issuing stock options and, accordingly, has recorded no such expense in the consolidated financial statements, as such issuances have been at the fair value of the Company's common stock at the date of grant.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of the year ended March 31, 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of the minimum value method for all periods prior to the initial public offering, and subsequently through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's stock option calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 12 months following vesting; stock volatility, 65% subsequent to the initial public filing in June 1997; risk-free interest rates, 5.76% for options granted during the year ended December 31, 1997, 6.29% for options granted during the nine months ended December 31, 1996 and 6.02% for options granted during the

                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996


year ended March 31, 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards (including awards under the Purchase Plan) had been amortized to expense over the vesting period of the awards, pro forma net loss available to common stockholders would have been $6,706,000 ($0.66 per share) for the year ended December 31, 1997, $3,813,000 ($0.46 per share) for the nine months ended December 31, 1996 and would not change for the year ended March 31, 1996. However, because options vest over several years and grants prior to April 1, 1995 have been excluded from these calculations, the pro forma adjustments for the year ended December 31, 1997, the nine months ended December 31, 1996 and for the year ended March 31, 1996 are not indicative of future period pro forma adjustments, assuming grants are made in those years, when the calculation will apply to all applicable stock options.

  The Company has reserved or otherwise committed to issue shares of Common Stock as follows:


                                                                                 DECEMBER 31,
                                                                                     1997
                                                                                 -------------
   Exercise of warrants.......................................................     $890,499
                                                                                   ========



9.  INCOME TAXES

    No federal and state income taxes were provided for the years ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996 due to the Company's net losses. Foreign withholding taxes of approximately $96,000, $105,000 and $35,000 were paid during the year ended December 31, 1997, the nine months ended December 31, 1996 and the year ended March 31, 1996, respectively. The Company's effective tax rate differs from the federal statutory rate as follows (in thousands):





                                                                YEAR       NINE MONTHS        FISCAL
                                                                ENDED          ENDED        YEAR ENDED
                                                             DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                1997           1996           1996
                                                            ------------  --------------  ------------
Taxes computed at federal statutory rate of 35%..........   $(2,156)          $(1,289)        $(2,063)
Change in valuation allowance............................     2,156             1,289           2,063
Foreign withholding taxes................................        96               105              35
Other....................................................        --                 2              --
                                                            -------           -------         -------
Total provision..........................................   $    96           $   107         $    35
                                                            =======           =======         =======

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's net deferred income tax asset are as follows (in thousands):


                                                                           December 31, December 31,
                                                                             1997         1996
                                                                          ------------  -----------
Deferred tax asset:
   Net operating loss carryforwards....................................        $7,031       $6,326
   Tax credit carryforwards............................................           291          413
   Accounts receivable allowances......................................           124          142
   Depreciation........................................................           101           91
   Inventory valuation.................................................            91           78


                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996



   Nondeducted expense accrual.........................................           256           74
   Warranty reserve....................................................            38           40
   Capitalized research and development................................           230           41
   Vacation accrual....................................................            86           37
   Other...............................................................           291          106
                                                                              -------      -------
Total deferred tax assets..............................................         8,539        7,348
Valuation allowance....................................................        (8,539)      (7,348)
                                                                              -------      -------
                                                                              $            $
                                                                              =======      =======

  As a result of the Company's history of operating losses, management believes that the recognition of the deferred tax asset is considered less likely than not. Accordingly, the Company has fully reserved its net deferred tax assets as of December 31, 1997 and 1996.

  At December 31, 1997, net operating loss carryforwards attributable to JetFax, Inc. of approximately $13.9 million and $4.2 million (not including amounts related to the Company's DocuMagix subsidiary) were available to offset future Federal and state taxable income, respectively, and research and development tax credits of $170,000 and $121,000 were available to offset future Federal and state income taxes, respectively. Current Federal and California tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership, as defined. The Company's ability to utilize its net operating loss and tax credit carryforwards could be limited according to these provisions. Management believes such limitation could result in the loss of carryforward benefits which expire from 2004 through 2012. The use of the above loss carryforwards is dependent upon the Company's ability to achieve profitability. The Company's net operating loss carryforwards attributable to it's DocuMagix subsidiary are limited according to these provisions to approximately $380,000 per year or approximately $5.7 million and $1.9 million in total through the applicable federal and California carryforward periods, respectively.


10.  EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) tax deferred savings plan for all eligible employees. Participants may contribute a percentage of their compensation, which may be limited by the plan administrator or applicable tax laws. The Company may make discretionary matching contributions. Such matching contributions were immaterial for the year ended December 31, 1997, the nine months ended December 31, 1996 and the fiscal year ended March 31, 1996.


11.  CUSTOMER AND GEOGRAPHIC INFORMATION

  Two customers accounted for 19% and 13%,respectively, of total revenues for the year ended December 31, 1997. Two customers accounted for 18% and 9%, respectively, of total revenues for the nine months ended December 31, 1996. One customer accounted for 11% of total revenues for the year ended March 31, 1996.

The following is a summary of revenues by geographic region (in thousands):


                                                                         YEAR       NINE MONTHS       FISCAL
                                                                         ENDED          ENDED        YEAR ENDED
                                                                     DECEMBER 31,   DECEMBER 31,     MARCH 31,
                                                                         1997           1996           1996
                                                                     ------------   ------------   -------------
   United States..................................................        $16,386        $10,905          $9,556
   Europe.........................................................          4,545          2,369           4,444


                                  JETFAX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1997, NINE MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED
                                 MARCH 31, 1996



   Asia...........................................................          1,098          1,322             844
   Other..........................................................            991            277             432
                                                                          -------        -------         -------
   Total..........................................................        $23,020        $14,873         $15,276
                                                                          =======        =======         =======



12. RELATED PARTY TRANSACTIONS

  Related party transactions and balances not otherwise disclosed herein were as follows (in thousands):


                                                                          DECEMBER 31,   DECEMBER 31,
                                                                             1997           1996
                                                                         ------------    -----------
   Sales to related party..............................................           $167           $63
   Purchases from related party........................................             12            --

  The Company has also granted a stockholder a nonexclusive royalty-free license to utilize certain of its intellectual property.

13.  QUARTERLY RESULTS -- UNAUDITED


(in thousands, except per share amounts)                       THREE MONTHS ENDED
                                                 -----------------------------------------------
                                                  MAR. 31,    JUNE 30,   SEPT. 30,   DEC.  31,
                                                    1997        1997        1997        1997
                                                 ----------  ----------  ----------  ----------
Total revenues.................................  $ 5,655     $ 5,374      $ 6,295       $ 5,696
Loss from operations...........................  $(1,547)    $(1,900)     $  (289)      $(2,438)
Net loss applicable to common stockholders.....  $(1,672)    $(1,957)     $  (234)      $(2,364)
Net loss per share:
 Basic.........................................  $ (0.20)    $ (0.21)     $ (0.02)      $ (0.20)
 Diluted.......................................  $ (0.20)    $ (0.21)     $ (0.02)      $ (0.20)
Shares used in computing per share amounts:
 Basic.........................................    8,233       9,196       11,599        11,649
 Diluted.......................................    8,233       9,196       11,599        11,649

                                                                                        THREE MONTHS ENDED
                                                                             ---------------------------------------
                                                                               JUNE 30,      SEPT. 30,     DEC.  31,
                                                                                1996           1996          1996
                                                                             ----------     ----------    ----------
Total revenues.....................................................          $ 4,714        $ 4,726        $ 5,433
Loss from operations...............................................          $(1,391)       $(1,216)       $  (970)
Net loss applicable to common stockholders.........................          $(1,407)       $(1,322)       $(1,071)
Net loss per share:
 Basic.............................................................          $ (0.18)       $ (0.16)       $ (0.13)
 Diluted...........................................................          $ (0.18)       $ (0.16)       $ (0.13)
Shares used in computing per share amounts:
 Basic.............................................................            8,000          8,197          8,217
 Diluted...........................................................            8,000          8,197          8,217


                                                                     SCHEDULE II


                                  JETFAX, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                               BALANCE AT     CHARGED TO               BALANCE AT
                                                              BEGINNING OF     COST AND    DEDUCTION/    END OF
                                                                PERIOD        EXPENSES     WRITE-OFF     PERIOD
                                                             ------------    ----------   ----------   --------
YEAR ENDED DECEMBER 31, 1997:
  Accounts receivable allowance...........................      $559          $ 133        $ (36)       $656
                                                                ====          =====        =====        ====
NINE MONTHS ENDED DECEMBER 31, 1996:
  Accounts receivable allowance...........................      $426          $ 153        $ (20)       $559
                                                                ====          =====        =====        ====
  Accrued loss on inventory purchase commitment...........      $649          $(280)       $(369)         --
                                                                ====          =====        =====        ====
YEAR ENDED MARCH 31, 1996:
  Accounts receivable allowance...........................      $143          $ 285        $  (2)       $426
                                                                ====          =====        =====        ====
  Accrued loss on inventory purchase commitment...........        --          $ 760       $ (111)       $649
                                                                ====          =====       ======        ====


                                SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, State of California on the 3rd day of April, 1998.


                                              JETFAX, INC



                                    By    /s/   Edward R. Prince, III
                                       ----------------------------------------
                                               EDWARD R. PRINCE, III,
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                               CHAIRMAN OF THE BOARD



                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward R. Prince, III and Allen K. Jones, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



          SIGNATURES                          TITLE                                     DATE
          ----------                          -----                                     ----

    /s/ Edward R. Prince, III       President, Chief Executive Officer              April 3, 1998
--------------------------------       and Chairman of the Board
     (EDWARD R. PRINCE, III )          (Principal Executive Officer)

        /s/ Allen K. Jones          Vice President of Finance, Chief               April 3, 1998
--------------------------------       Financial Officer, and Secretary
        (ALLEN K. JONES )              (Principal Financial and
                                        Accounting Officer )

        /s/ Thomas B. Akin          Director                                       April 3, 1998
--------------------------------
        (THOMAS B. AKIN )

       /s/ Douglas Y. Bech          Director                                       April 3, 1998
--------------------------------
        (DOUGLAS Y. BECH )

     /s/ Steven J. Carnevale        Director                                       April 3, 1998
--------------------------------
      (STEVEN J. CARNEVALE )

          /s/ Chung Chiu            Director                                       April 3, 1998
--------------------------------
          (CHUNG CHIU )

    /s/ Edward R. Prince, Jr.       Director                                       April 3, 1998
--------------------------------
     (EDWARD R. PRINCE, JR. )

         /s/ Lon B. Radin           Director                                       April 3, 1998
--------------------------------
         (LON B. RADIN )

       /s/ Albert E. Sisto          Director                                       April 3, 1998
--------------------------------
        (ALBERT E. SISTO)


                                EXHIBIT INDEX

     3.1**  Certificate of Incorporation of Registrant filed on August 3, 1988, as currently in effect.
     3.2**  Certificate of Amendment of Certificate of Incorporation, as filed on October 31, 1990.
     3.3**  Certificate of Amendment of Certificate of Incorporation, as filed on August 13, 1991.
     3.4**  Certificate of Amendment of Certificate of Incorporation, filed on February 12, 1996.
     3.5**  Certificate of Amendment of Certificate of Incorporation filed on February 12, 1996.
     3.6**  Certificate of Amendment of Certificate of Incorporation filed on November 4, 1996.
     3.7**  Amended Certificate of Designation of Series A Preferred Stock, as currently in effect.
     3.8**  Certificate of Designation of Series B Preferred Stock, as currently in effect.
     3.9**  Certificate of Designation of Series C Preferred Stock, as currently in effect.
    3.10**  Certificate of Designation of Series D Preferred Stock, as currently in effect.
    3.11**  Certificate of Designation of Series E Preferred Stock, as currently in effect.
    3.12**  Amended Certificate of Designation of Series E Preferred Stock, as currently in effect.
    3.13**  Certificate of Designation of Series P Preferred Stock, as currently in effect.
    3.14**  Certificate of Designation of Series F Preferred Stock, as currently in effect.
    3.15**  Form of Restated Certificate of Incorporation of Registrant to be filed upon the closing of the Offering made under this Registration Statement.
    3.16**  Amended and Restated Bylaws of Registrant, as currently in effect.
    3.17**  Form of Amended and Restated Bylaws to be adopted effective as of the closing of the
            Offering made under this Registration Statement.
     4.1**  Specimen Common Stock Certificate.
    10.1**  Form of Indemnification Agreement between Registrant and each of its directors and officers.
    10.2**  1989 Stock Option Plan, as amended and restated, and forms of Stock Option Agreements thereunder.
    10.3**  1995 Stock Plan, as amended and restated, and form of Stock Option Agreement thereunder.
    10.4**  1997 Director Stock Option Plan and form of Stock Option Agreement thereunder.
    10.5**  1997 Employee Stock Purchase Plan and forms of agreements thereunder.
    10.6**  Lease Agreement dated December 1, 1992 between Registrant and Lincoln Menlo Phase I
            Associates Limited for Menlo Park, California office.
    10.7**  Lease dated December 18, 1991 between Crandell Development Corporation and Robert S. Grant for Santa Barbara, California office.
    10.8**  Registration Rights Agreement dated March 5, 1997 by and among the Registrant and Rudy
            Prince, Lon B. Radin and Virginia Snyder.
    10.9**  Stock and Warrant Purchase Agreement dated as of August 31, 1988 by and among Registrant and Purchasers of 299,995 shares of Series A Preferred, as amended February 1994.
    10.10** Preferred Stock Purchase Agreement dated as of December 16, 1988 by and among Registrant and purchasers of 336,000 shares of Series A Preferred, as amended February 1994.
    10.11** Preferred Stock Purchase Agreement dated as of June 22, 1989 by and between Registrant and
            David A. Brewer.
    10.12** Form of Subscription and Stock Purchase Agreement dated January 1991 by and between
            Registrant and certain purchasers of Series A Preferred Stock.
    10.13** Form of Subscription and Stock Purchase Agreement dated July 1989 by and between Registrant and certain purchasers of shares of Series B Preferred Stock.
    10.14** Form of Subscription and Stock Purchase Agreement dated December 1989 by and between
            Registrant and certain purchasers of shares of Series B Preferred Stock.
    10.15** Form of Subscription and Stock Purchase Agreement dated August/September 1990 by and between Registrant and certain purchasers of shares of Series C Preferred Stock.
    10.16** Subscription and Stock Purchase Agreement for the purchase of shares of Series C Preferred
            Stock dated September 6, 1990 by and between Registrant and Draper Associates Polaris Fund.
    10.17** Subscription and Stock Purchase Agreement dated September 7, 1990 by and between Registrant and Adlar Turnkey Manufacturing Corporation.



   10.18**  Form of Subscription and Stock Purchase Agreement for shares of Series D and Series E
            Preferred Stock and Warrants dated July 1991 by and between Registrant and certain purchasers of shares of Series D and Series E Preferred Stock.
   10.19**  Series E Preferred Stock Purchase Agreement dated August 18, 1991, as amended as of January
            30, 1996, by and between Registrant and Ailicec California Corporation.
   10.20**  Series F Preferred Stock Purchase Agreement dated as of March 5, 1996 by and between
            Registrant and purchasers of Series F Preferred Stock.
   10.21**  Purchase and Debt Restructuring Agreement dated as of August 3, 1994 by and between
            Registrant and Ailicec International Enterprises Limited.
   10.22**  Note Purchase Agreement dated August 3, 1994 by and between Registrant and certain purchasers of notes and warrants for the purchase of Common Stock.
   10.23**  Warrant to Purchase Stock dated December 31, 1994 by and between Registrant and Ailicec
            International Enterprises Limited.
   10.24**  Common Stock Purchase Warrant dated December 16, 1996, and an amendment thereto dated
            February 13, 1997, by and between Registrant and Michael Crandell.
   10.25**  Common Stock Purchase Warrant dated December 16, 1996, and an amendment thereto dated
            February 13, 1997, by and between Registrant and Larry Crandell.
   10.26**  Asset Purchase Agreement dated July 31, 1996, as amended December 16, 1996, by and between
            Registrant and the Crandell Group, Inc.
  10.27+**  Development Agreement dated September 25, 1991 and amended as of February 12, 1997 by and between Registrant and Ailicec International Enterprises Limited.
   10.28**  Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and
            Steven J. Carnevale.
   10.29**  Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and
            Thomas B. Aikin.
   10.30**  Promissory Note to Lon B. Radin dated March 1, 1992 from Registrant.
  10.31+**  Development and Supply Agreement dated June 30, 1995 by and between Registrant and Samsung
            Electronics Corporation.
  10.32+**  Software License Agreement dated September 30, 1996 by and between Registrant and Oki Data
            Corporation.
  10.33+**  Supply and License Agreement dated November 1, 1996 by and between Registrant and Pixel
            Magic, Inc.
  10.34+**  Facsimile Product Development Agreement dated June 9, 1994 by and between Registrant and
            Xerox Corporation.
  10.35+**  Facsimile Product Development Agreement dated November 23, 1994 by and between Registrant and Xerox Corporation.
  10.36+**  Master Development, Purchase and Distribution License Agreement dated effective as of
            January 31, 1997 by and between Registrant and Hewlett-Packard Company.
  10.37**   Employment Agreement dated July 31, 1996 between Registrant and Michael Crandell.
  10.38**   Security Agreement dated July 31, 1996 by and between Registrant and the Crandell Group,
            Inc.
  10.39+**  OEM Purchase Agreement dated February 22, 1995, as amended February 21, 1997, by and
            Between Registrant and Oki America, Inc.
  10.40**   Loan and Security Agreement dated August 23, 1996 by and between Registrant and Cupertino
            National Bank & Trust and the amendment thereto dated March 11, 1997 and the amendment
            Thereto dated March 31, 1997.
  10.41**   Form of Dealer Agreement.
  10.42+**  Agreement dated November 30, 1994 by and between the Crandell Group, Inc. and Intel
            Corporation as amended May 11, 1995, assigned and delegated to Registrant as of July 30,
            1996 and as further amended December 23, 1996.
  10.43     First Amendment dated September 15, 1997 to Lease Agreement dated April 4, 1997 between
            Registrant and Lincoln Menlo Phase I Associates Limited for Menlo Park, California office.
  10.44     Second Amendment dated December 2, 1997 to Lease Agreement dated April 4, 1997 between
            Registrant and Lincoln Menlo Phase I Associates Limited for Menlo Park, California office, as amended September 15, 1997.
  10.45     Sublease dated August 1, 1997 between Registrant and Systems & Software Consortium, Inc.
            Santa Barbara, California office.

   10.46    Lease Agreement between Registrant and Landlord, K. Dalbey and M Tachouet dated March 28,
            1997 for Beaverton, Oregon office.
   10.47    Lease Agreement between DocuMagix and Metropolitan Life Insurance Company dated November 1,
            1995 for San Jose, California office.
   21.1     Subsidiaries of Registrant.
   23.1     Independent Auditors' Consent and Report on Schedule -- Deloitte & Touche LLP (see page 87).
   23.2     Consent of Independent Accountants -- Price Waterhouse LLP
   24.1     Power of Attorney (see Signature Page).
   27.1     Financial Data Schedule.

-------------
** Incorporated by reference to the identically numbered exhibits filed in response to Item 16(a), "Exhibits", of the Company's Registration Statement on Form S-1, as amended, (File No. 333-23763), which was declared effective on June 10, 1997.

+ Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.

   (b) FINANCIAL STATEMENT SCHEDULES

   Schedule II -- Valuation and Qualifying Accounts

   Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.