Form 10-Q
period 1998-04-04
JETFAX INC
filed 1998-05-15
CIK 872901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended April 4, 1998.

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _____________ to_____________.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]




As of May 11, 1998 there were 11,753,405 shares of common stock, $.01 par value, outstanding.




This Report on Form 10-Q includes 22 pages with the Index to Exhibits located on page 20.

                                JETFAX, INC.
                                  INDEX TO
                            REPORT ON FORM 10-Q
                      FOR QUARTER ENDED APRIL 4, 1998

                                                                  Page
                                                                  ----

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets - March 31,
           1998 and December 31, 1997............................   3

         Condensed Consolidated Statements of Operations -
           For the Three Months Ended March 31, 1998 and 1997....   4

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and 1997............   5

         Notes to Condensed Consolidated Financial Statements....   6


Item 2. Management's Discussion and Analysis of Financial
          Condition And Results of Operations....................   8



PART II.   OTHER INFORMATION


Item 5. Other Information........................................ 19

Item 6. Exhibits and Reports on Form 8-K......................... 20

        Signature................................................ 21



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                       JETFAX, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                              March 31,       December 31,
                                                1998            1997 (1)
                                             ------------    -------------
                                             (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                   $    6,872       $   7,224
  Accounts receivable, net                         4,254           4,820
  Inventories                                      3,407           4,029
  Prepaid expenses                                   256             277
                                              ----------       ---------
    Total current assets                          14,789          16,350

Property, net                                      1,268           1,160
Other assets                                       1,429           1,346
                                              ----------       ---------
Total assets                                   $  17,486       $  18,856
                                              ==========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $   1,363       $   1,672
  Accrued liabilities                              2,040           1,864
                                               ---------       ---------
    Total current liabilities                      3,403           3,536

Deferred revenue                                      25              49

Stockholders' equity:
  Convertible preferred stock, $0.01 par
    value; 5,000,000 shares authorized,
    shares outstanding: none in 1998 and 1997         --              --
  Common stock, $0.01 par value; 35,000,000
    shares authorized, shares outstanding:
    11,742,237 in 1998 and 11,741,383 in 1997        117             117
  Additional paid-in capital                      42,957          42,881
  Accumulated deficit                            (29,016)        (27,727)
      Total stockholders' equity                  14,058          15,271
                                               ---------       ---------
Total liabilities and stockholders' equity     $  17,486       $  18,856
                                              ==========       =========

(1) Derived from the December 31, 1997 audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997


See notes to condensed consolidated financial statements.

                       JETFAX, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                (in thousands, except per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                          1998      1997
                                                       --------- ---------
Revenues:
  Product                                               $  6,024  $  4,250
  Software and technology license fees                     1,342       633
  Development fees                                           332       772
                                                        --------  --------
     Total revenues                                        7,698     5,655
                                                        --------  --------
Costs and expenses:
  Cost of product revenues                                 4,286     2,949
  Cost of software and license revenues                      301       150
  Research and development                                 1,451     1,265
  Selling and marketing                                    2,230     1,611
  General and administrative                                 755       677
  Acquisition and related expenses                            --       551
                                                        --------  --------
     Total costs and expenses                              9,023     7,203
                                                        --------  --------

Loss from operations                                      (1,325)   (1,548)

Other income (expense):
  Interest income                                             78         1
  Interest expense                                            (2)      (15)
  Other income (expense)                                     (23)      (27)
                                                        --------  --------
     Total other income (expense)                             53       (41)
                                                        --------  --------
Loss before income taxes                                  (1,272)   (1,589)

Provision for income taxes                                    17        47
                                                        --------  --------
Net loss                                                  (1,289)   (1,636)

Less cumulative dividends on Series P
 Redeemable Preferred Stock                                   --       (36)
                                                        --------  --------

Net loss applicable to common stockholders              $ (1,289) $ (1,672)
                                                        ========  ========
Net loss per share:
  Basic                                                 $  (0.11) $  (0.20)
                                                        ========  ========
  Diluted                                               $  (0.11) $  (0.20)
                                                        ========  ========
Shares used in computing net loss per share:
  Basic                                                   11,741     8,233
                                                        ========  ========
  Diluted                                                 11,741     8,233
                                                        ========  ========



See notes to condensed consolidated financial statements.

                         JETFAX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                               (in thousands)

                                                       Three Months Ended
                                                          March 31, (1)
                                                      --------------------
                                                         1998      1997
                                                       --------  --------

Cash flows from operating activities:
  Net loss                                              $ (1,289) $ (1,636)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization                             98        78
    Warrant compensation expense                              --       525
    Changes in assets and liabilities:
      Trade receivables                                      566      (520)
      Inventories                                            622      (883)
      Prepaid expenses                                        21       (52)
      Accounts payable                                      (309)    1,351
      Deferred revenue                                       (24)        2
      Accrued liabilities                                    252        32
                                                        --------  --------
         Net cash used for operating activities              (63)   (1,103)
                                                        --------  --------
Cash flows from investing activities:
  Purchase of property                                      (206)     (125)
  Increase in other assets                                   (83)     (152)
                                                        --------  --------
         Net cash used for investing activities             (289)     (277)
                                                        --------  --------
Cash flows from financing activities:
  Proceeds from sale of Common Stock                          --         3
  Line of credit borrowings, net                              --     1,300
  Equipment term note borrowings                              --        (6)
  Redemption of Preferred Stock - Series P, net               --        37
                                                        --------  --------
         Net cash provided by financing activities            --     1,334
                                                        --------  --------
Decrease in cash and cash equivalents                       (352)      (46)
Cash and cash equivalents, beginning of period             7,224       369
                                                        --------  --------
Cash and cash equivalents, end of period                $  6,872  $    323
                                                        ========  ========
Supplemental cash flow information:
  Interest paid                                         $      2  $     15
                                                        ========  ========
  Taxes paid - foreign withholding                      $     --  $     38
                                                        ========  ========
Supplemental noncash investing and financial
information:
Conversion of accrued ESPP for purchase of Common Stock $     76
                                                        ========
Cumulative dividends on Series F Convertible
  and Series P Redeemable Preferred Stock                         $    272
                                                                  ========

See notes to condensed consolidated financial statements

                              JETFAX, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   Basis of Presentation

Interim Financial Information

     The accompanying condensed consolidated financial statements of JetFax, Inc. and its wholly-owned subsidiaries ("JetFax" or the "Company") as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, the condensed financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     The Company acquired DocuMagix, Inc. on December 5, 1997 in a transaction accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical information of DocuMagix, Inc.

     This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Fiscal Period End

     The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week periods ended April 4, 1998 and April 5, 1997 as the quarters ended March 31, 1998 and 1997.

Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share has been computed using the weighted average of common shares outstanding. The Company completed its initial public offering of its common stock in June 1997. Basic and diluted per share amounts presented for periods prior to the IPO represent the pro forma computation including the common equivalent shares from convertible preferred stock which converted in connection with the IPO. Common stock equivalents from options, warrants and redeemable preferred stock have been excluded from the computation during all periods presented as their effect is antidilutive due to the Company's net losses. Such options and warrants will be included, using the treasury stock method, in periods where the Company reports net income and the average fair market value of the Company's common stock exceeds the exercise price. The net loss applicable to common stockholders and the shares, used for the computation of both basic and diluted loss per share, are the same.

2.   Inventories

     Inventories consist of the following (in thousands):

                                              March 31,   December 31,
                                               1998          1997
                                             ----------   -----------
         Materials and supplies              $   1,370      $  1,776
         Work-in-process                           566           143
         Finished goods                          1,471         2,110
                                              --------      --------

         Total                                $  3,407      $  4,029
                                              ========      ========


<PAGE


3.   Accrued Liabilities

     Accrued liabilities consist of (in thousands):

                                              March 31,    December 31,
                                               1998           1997
                                             ----------    -----------
        Compensation and related benefits     $    741      $    509
        Royalties                                  227           215
        Acquisition related accruals               105           375
        Product warranty                           100            94
        Other                                      867           671
                                              --------      --------
        Total                                 $  2,040      $  1,864
                                              ========      ========

4.   EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the quarters ended March 31, 1998 and 1997, there were no differences between the Company's comprehensive income and net income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

<PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the ''Securities Act'') and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. When used herein, the words ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''continue,'' ''estimate,'' ''project,'' ''intend'' and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Report on Form 10-Q.

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

     Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week periods from January 4, 1998 to April 4, 1998 and from January 5, 1997 to April 5, 1997 are referred to herein as the quarters ended March 31, 1998 and March 31, 1997, respectively.

     The Company's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software.; and (iii) development fees for engineering services. Historically, product revenues have accounted for the majority of the Company's total revenues. For the quarter ended March 31, 1998, product revenues, software and technology fees, and development fees as a percentage of total revenues, were 78%, 18%, and 4%, respectively, as compared to 75%, 11%, and 14% for the comparable period in the prior year.

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


                                     8
<PAGE


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1998       1997
                                               --------   --------
Revenues:
  Product                                      $  6,024   $  4,250
  Software and technology license fees            1,342        633
  Development fees                                  332        772
                                               --------   --------
    Total revenues                                7,698      5,655
                                               --------   --------
Costs and expenses:
  Cost of product revenues                        4,286      2,949
  Cost of software and license revenues             301        150
  Research and development                        1,451      1,265
  Selling and marketing                           2,230      1,611
  General and administrative                        755        677
  Acquisition and related expenses                   --        551
                                               --------   --------
    Total costs and expenses                      9,023      7,203
                                               --------   --------
Loss from operations                             (1,325)    (1,548)
Other income (expense), net                          53        (41)
                                               --------   --------
Loss before income taxes                         (1,272)    (1,589)
Provision for income taxes                           17         47
                                               --------   --------
Net loss                                       $ (1,289)  $ (1,636)
                                               ========   ========


     The following table sets forth, as a percentage of total revenues, certain items in the Company's statements of operations for the periods indicated.

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1998       1997
                                               --------    -------
Revenues:
  Product                                          78.3%      75.2%
  Software and technology license fees             17.4       11.2
  Development fees                                  4.3       13.6
                                               --------   --------
    Total revenues                                100.0%     100.0%
                                               --------   --------

Costs and expenses:
  Cost of product revenues                         55.7       52.1
  Cost of software and license revenues             3.9        2.7
  Research and development                         18.8       22.4
  Selling and marketing                            29.0       28.5
  General and administrative                        9.8       12.0
  Acquisition and related expenses                   --        9.7
                                               --------   --------
    Total costs and expenses                      117.2      127.4
                                               --------   --------
Loss from operations                              (17.2)     (27.4)
Other income (expense), net                         0.7       (0.7)
                                               --------   --------
Loss before income taxes                          (16.5)     (28.1)
Provision for income taxes                          0.2        0.8
                                               --------   --------
Net loss                                          (16.7)%    (28.9)%
                                               ========   ========


<PAGE



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The results for all periods presented include the consolidation of DocuMagix, Inc., which was acquired through a pooling of interests transaction that closed December 5, 1997. (See Note 2 of Notes to
Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.)

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     Revenues.     Total revenues increased to $7.7 million for the quarter
ended March 31, 1998, a 36% increase from $5.7 million of revenue in both the quarters ended March 31, 1997 and December 31, 1997. Product revenues advanced 42% for the quarter to $6.0 million from $4.2 million in the same quarter of the prior year and rose 50% from $4.0 million in the preceding quarter. All elements of product revenues rose strongly in the quarter ended March 31, 1998 as MFPs, consumables, and upgrades increased 43%, 30%, and 31%, respectively, from the year ago quarter and 61%, 23%, and 63%, respectively, from the preceding quarter.

     Software and technology licensing fees increased 112% to $1.3 million for the quarter ended March 31, 1998 from $633,000 for the quarter ended March 31, 1997. The year ago period had no royalties from Hewlett-Packard, while for quarter ended March 31, 1998 the Company recognized revenue from royalties which had been prepaid in earlier quarters from the H-P LaserJet 3100, as well as per unit royalties from the inclusion of:
1) the Company's PaperMaster software with the H-P SureStore CD-Writer, which began shipping in February 1998 and 2) the MFP controller design and JetSuite software with the H-P LaserJet 3100, which began shipping in March 1998. International revenues decreased to 16% of total revenues for the quarter ended March 31, 1998 from 21% for the comparable period in 1997, due to the large increase in domestic product sales in the quarter ended March 31, 1998.

     Development fees fell 57% to $332,000 for the quarter ended March 31, 1998 from $772,000 in the same quarter of the prior year. The major development milestones on the Hewlett-Packard contract were completed during 1997, which led to reduced development revenue recognized during the most recent quarter, as the revenue stream converted to royalties rather than development fees. The Company had previously reported delays on completion of the last milestone of a development agreement with one of its OEM's. All work under the contract has been completed and the Company has been paid in full.

     Two customers, Hewlett-Packard and IKON Office Solutions, accounted for $1.7 million (22%) and $1.5 million (20%), respectively, of total revenues for the quarter ended March 31, 1998. One of the customers, IKON Office Solutions, accounted for $1.8 million (15%) of total revenues for the quarter ended March 31, 1997.

     Cost of Product Revenues.     Cost of product revenues increased 45%
to $4.3 million from $2.9 million for the quarter ended March 31, 1998 from the same quarter in the prior year. The product gross margins decreased to 28.9% for the quarter ended March 31, 1998 from 30.6% for the year ago period. The reduced cost of the Series M900 MFPs over the preceding M5 product line has partially offset the 10-15% average selling price erosion over the past year.

     The Company purchases print engines for its new Series M900 product line in Yen from Oki Data Corporation. In order to reduce the potential volatility related to the ongoing Yen liability, the Company entered into a Yen hedge in August 1997, which generated a loss of $30,000 for the quarter ended March 31, 1998 that was included in cost of goods sold. This loss somewhat counteracted the benefit of purchasing the print engines in a currency which is declining in value versus the dollar. The Yen hedge reduces foreign exchange gains or losses that would otherwise result from changes in foreign currency exchange rates., but there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

     Cost of Software and License Revenues.      Cost of software and
license revenues of $301,000 in the 1998 first quarter rose 101% from $150,000 in the first quarter of 1997. The higher level of expenses resulted from increased amortization of purchased technology and purchase of external engineering services.

     Research and Development.     Research and development expenses
increased 15% to $1.5 million for the quarter ended March 31, 1998 from $1.3 million for the quarter ended March 31, 1997. As a percentage of revenues, research and development expenses decreased to 18.8% for the 1998 first quarter from 22.4% for the corresponding year ago quarter.

<PAGE


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Average headcount during the first quarter of 1998 was 32% higher than during the first quarter of 1997, as the Company built up its technical infrastructure to handle ongoing development programs. Partially offsetting the headcount increase, non-personnel charges for prototypes, outside consulting and services, materials and supplies, and travel were reduced, as was the overall research and development expense for the DocuMagix software operation.

     Selling and Marketing.     Selling and marketing expenses increased
38% to $2.2 million for the quarter ended March 31, 1998 from $1.6 million for the comparable quarter in the prior year. Headcount was relatively flat while there was an incremental rise in non-personnel marketing expenses due to higher dealer incentives related to the increased product shipments and additional expenses related to international sales. As a percentage of revenues, selling and marketing expenses increased slightly to 29.0% for the quarter ended March 31, 1998 from 28.5% for the comparable period of 1997.

     General and Administrative.     General and administrative expenses
increased 12% to $755,000 in the quarter ended March 31, 1998 from $677,000 in the comparable 1997 quarter. As a percentage of revenues, general and administrative expenses declined to 9.8% for the first quarter of 1998 from 12.0% for the year ago quarter. Headcount increased slightly from the year ago period. General and administrative expenses related to DocuMagix operations for the quarter ended March 31, 1998 were substantially reduced from the year ago quarter, while expenses related to the Company's annual report, Form 10-K, proxy, and director and officer liability insurance were all incremental to the year ago quarter, which was prior to the Company being public.

     Acquisition Charges and Related Expense.     Acquisition charges in
1997 related to the purchase of substantially all the assets of the Crandell Group, Inc. in July 1996. There were no acquisition related charges in the quarter ended March 31, 1998, while such charges of $551,000 in the first quarter of 1997 were due to the Crandell Group acquisition and consisted of $525,000 for a variable equity award classified as compensation and $26,000 associated with royalties related to the continuing employment of the founders.

     Interest and Other Income (Expense).     Interest and other income
(expense) was income of $53,000 for the quarter ended March 31, 1998 compared with expense of $41,000 for the comparable quarter of the prior year. Net interest income and foreign exchange loss were $76,000 and $22,000, respectively, for the quarter ended March 31, 1998. Net interest expense, foreign exchange loss, and other expense were $14,000, $20,000, and $6,000 respectively, for the quarter ended March 31, 1997.

     Provision for Income Taxes.     Due to the Company's net losses,
there was no provision for federal or state income taxes for the quarters ended March 31, 1998 and 1997, respectively. The $17,000 and the $47,000 income tax provisions for the first quarter of 1998 and 1997, respectively, were related to foreign withholding taxes on certain development fees and state franchise taxes.

     Net loss.    The Company reported a net loss for the quarter ended
March 31, 1998 of $1.3 million or $0.11 per share compared to a net loss of $1.6 million for the comparable period in the prior year. The revenue increase in the first quarter 1998 from the year ago quarter was primarily related to growth in the lower margin product revenues. The additional gross profit in the first quarter of 1998 was partially offset by higher operating expenses, though the year ago quarter included acquisition and related charges not repeated in 1998. The differential in net loss per share for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 was accentuated versus the net loss for such periods due to the Company having fewer shares outstanding prior to the initial public offering.

Liquidity and Capital Resources
     The Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and most recently, its initial public offering of common stock declared effective on June 10, 1997. The total amount of equity raised through March 31, 1998 was $43 million through a series of private financing rounds at both JetFax and DocuMagix, as well as the Company's June 1997 initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 1998, the Company had $1.5 million available under its bank credit facility under which there were no borrowings at March 31, 1998. This lending facility is collateralized by substantially all of the Company's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of the Company's eligible outstanding domestic accounts receivable. The revolving line of credit was renegotiated on September 17, 1997, terminates on August 23, 1998, and is subject to renegotiation at that time. The line of credit contains certain covenants which include the requirements that the Company maintain tangible net worth (as defined) of $3.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of
1.5 to 1.0, and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with all such covenants at March 31, 1998, except the quarterly net income covenant for which the Company received a waiver through March 31, 1998 and is currently in the process of obtaining a further waiver to June 30, 1998.

     The Company's working capital decreased by $1.4 million to $11.4 million as of March 31, 1998 from $12.8 million as of December 31, 1997. Cash and short term investments decreased modestly to $6.9 million at March 31, 1998 from $7.2 million at December 31, 1997. Inventories of $3.4 million at March 31, 1998 decreased from $4.0 million at December 31, 1997, resulting primarily from a sharp reduction of finished goods inventory. Collection of development fees and prepaid royalties caused a reduction of accounts receivable to $4.3 million at March 31, 1998 from $4.8 million at December 31, 1997. Accounts payable decreased to $1.4 million at March 31, 1998 from $1.7 million at December 31, 1997, primarily resulting from a reduction in the DocuMagix payables and lower payables related to the reduced inventory levels.

     Investing activities for the three months ended March 31, 1998 used $289,000 of cash: $206,000 for property purchases, and $83,000 for investment in other assets.

     The Company currently believes that the its cash and equivalents, together with available borrowings under its line of credit, and funds from current and anticipated operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.


Factors That May Affect Operating Results

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 (the ''Securities Act'') and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. When used herein, the words ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''continue,'' ''estimate,'' ''project,'' ''intend'' and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Report on Form 10-Q.

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     History of Operating Losses; Accumulated Deficit.   The Company had
annual net losses since inception. The Company's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $29.0 million as of March 31, 1998. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future.

     Potential Fluctuations in Quarterly Results.   The Company in the past
has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements by the Company, its OEMs and their competitors; initiation or termination of arrangements between the Company and its existing and potential significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand for the Company's branded products and OEM products incorporating the Company's technology; inventories of the Company's branded products or products incorporating the Company's technology carried by the Company, its distributors or dealers, its OEMs or the OEMs' distributors that exceed current or projected end user demand; the phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology; the amount and timing of development agreements, one-time software licensing transactions and recurring licensing fees; non-performance by the Company, its suppliers or its OEM or other customers pursuant to their plans and agreements; seasonal trends; competition and pricing; customer order deferrals and cancellations in anticipation of new products or product enhancements; industry and technology developments; changes in the Company's operating expenses; software and hardware defects; product delays or product quality problems; currency fluctuations; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors. A substantial portion of the Company's operating expenses is related to personnel, development of new products, marketing programs and facilities. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. If such commitments do not result in revenues or operating expenses are significantly higher, the Company's business, financial condition and results of operations will be adversely affected, which could have a material adverse effect on the price of the Company's Common Stock.

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

     Risks Associated with Increased Focus on PC Software Business.   The
Company expects that its business, financial condition and results of operations will be more dependent on sales of its PC software for JetSuite MFP desktop and PaperMaster personal document handling, which will be sold both separately and bundled with the Company's branded products and embedded system technology. The Company's on-going ability to develop its MFP desktop software products business will depend upon several factors, including, but not limited to, the commercial acceptance of the Company's MFP desktop software products, upgrades and add-on software products, the ability of the Company's personnel and distribution channels to sell and support MFP desktop software products and the Company's ability to continue to integrate the recent acquisition of DocuMagix, Inc. into the Company. Because the market for MFP desktop software products is new and emerging, there can be no assurance that a significant market, if any, will develop for sales of the Company's MFP desktop software products, or for sales of upgrades and add-on software products, and such a failure would likely have a material adverse effect on the Company's MFP desktop software products business. There can be no assurance that the Company's PC software products business will be successful. Any failure by the Company to develop a successful PC software products business would have a material adverse effect on the Company's business, financial condition and results of operations.

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


 with independent contractors, changing market or competitive product requirements and unanticipated engineering complexity. The Company experienced delays in one of its development projects in the past which resulted in delays in receiving payment. In addition, the Company's software and hardware have in the past, and may in the future, contain undetected errors or failures that become evident upon product introduction or as product production volumes increase. There can be no assurance that errors will not be found; that the Company will not experience problems or delays in meeting the delivery schedules for or in the acceptance of products by the Company's OEMs or other customers; that there will not be problems or delays in shipments of the Company's branded products or OEMs' products; or that the Company's new products and technology will meet performance specifications under all conditions or for all anticipated applications. Given the short product life cycles in the MFP market, any delay or difficulty associated with new product development, introductions or enhancements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     International Activities.   Revenues from sales to the Company's
customers outside the United States account for a substantial portion of the Company's total revenues. The Company expects that revenues from customers located outside the United States may increase in both absolute dollars and as a percentage of total revenues in the future. The international market for the Company's branded products and products incorporating the Company's technology and software is highly competitive, and the Company expects to face substantial competition in this market from established and emerging companies and technologies developed internally by its OEM customers. Risks inherent in the Company's international business activities also include currency fluctuations and restrictions, the burdens of complying with a wide variety of foreign laws and regulations, including Postal, Telephone and Telegraph (''PTT'') regulations, longer accounts receivable cycles, the imposition of government controls, risks of localizing and internationalizing products to local requirements in foreign countries, trade restrictions, tariffs and other trade barriers, restrictions on the repatriation of earnings and potentially adverse tax consequences, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's international sales are currently denominated in U.S. dollars and, therefore, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. Because of the Company's international activities, it faces certain currency exposure and translation risks. For example, late in 1997 the Company established a subsidiary in Germany which will increase the Company's exposure to foreign exchange risk, and the Company purchases certain key components pursuant to purchase contracts denominated in foreign currency. In connection therewith, the Company has Yen cash deposits designated as a hedge against the firm purchases under supply contract.

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

     Readiness for Year 2000.   The Company has and will continue to make
certain investments in its software systems and applications to ensure the Company's information systems are Year 2000 compliant. The financial impact to the Company of the Company's Year 2000 compliance effort has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company believes that its current products are Year 2000 compliant. The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently taking steps to address the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations.


PART II.   OTHER INFORMATION


ITEM 5. Other Information

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



Underwriting discounts and commissions          $ 1,960,000
Other expenses                                      800,000
                                                -----------
Total expenses                                  $ 2,760,000
                                                ===========


     All of such expenses were direct or indirect payments to others.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The net offering proceeds to the Company after deducting the total expenses above and the proceeds to selling shareholders were approximately $19,662,000. From June 11, 1997 to March 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


Purchase and installment of machinery
  and equipment                                $    674,154
Acquisition of other businesses                   1,250,000
Working capital                                   7,484,209
Investment in short-term,
 interest-bearing obligations                     5,429,629
Repayment of indebtedness                         1,705,342
Redemption of Series P Preferred                  2,794,000
Investment in Minority Interest                     325,000
                                               ------------
Total                                          $ 19,662,334
                                               ============

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


ITEM 6.  Exhibits And Reports On Form 8-K

       (a) Exhibits.
           ---------

        Exhibit
        Number                Description
        ------  ---------------------------------------------------

           27.1     Financial Data Schedule.


       (b) Reports on Form 8-K.  On February 20, 1998 the Registrant
           --------------------
           filed Form 8-K/A as Amendment Number 1 which amended Item 7. Financial Statements, Pro Forma Financial Information and Exhibits of its Form 8-K Report filed December 22, 1997 in connection with the Registrant's acquisition of DocuMagix, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    JETFAX, INC.
                                               ----------------------
                                                    (Registrant)



Date:  May 15, 1998                  By    /s/     ALLEN K. JONES
                                           ----------------------------
                                                   Allen K. Jones
                                            Vice President, Finance and
                                              Chief Financial Officer
                                              (Authorized Officer and
                                             Principal Accounting and
                                                Financial Officer)