Form 10-Q/A
period 1998-04-04
JETFAX INC
filed 1998-07-09
CIK 872901

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                 FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended April 4, 1998.
    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from             to               .
                                  -------------   --------------
    Commission File Number  0-22561


                             J E T F A X,   I N C.
            (Exact name of Registrant as specified in its charter)


              Delaware                                77-0182451
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


         1378 Willow Road, Menlo Park, California       94025
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


This Report on Form 10-Q/A is filed to amend previously submitted Financial Data Schedules due to a pooling of interests and an accounting principle change. The filing contains summary financial information restated to give effect to the merger of the Registrant with DocuMagix, Inc. and to retroactively restate earnings per share in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company was required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and restated at that time earnings per share data for prior periods to conform with SFAS 128.


This Report on Form 10-Q/A includes 10 pages with the Index to Exhibits located on page 3.

                                  JETFAX, INC.
                                    INDEX TO
                             REPORT ON FORM 10-Q/A
                        FOR QUARTER ENDED APRIL 4, 1998


                                                                  Page
                                                                  ----
       PART II.   OTHER INFORMATION


       Item 6. Exhibits and Reports on Form 8-K..................   3

               Signature.........................................   4



PART II.   OTHER INFORMATION


ITEM 6.  Exhibits And Reports On Form 8-K


         (a) Exhibits.
             ---------

             Exhibit
             Number                    Description
             -------       -----------------------------------------
              27.1         Restated Financial Data Schedule.
              27.2         Restated Financial Data Schedule.
              27.3         Restated Financial Data Schedule.




         (b) Reports on Form 8-K.  On February 20, 1998 the Registrant filed
             --------------------
             Form 8-K/A as Amendment Number 1 which amended Item 7. Financial
             Statements, Pro Forma Financial Information and Exhibits of its
             Form 8-K Report filed December 22, 1997 in connection with the
             Registrant's acquisition of DocuMagix, Inc.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.




                                                JETFAX, INC.
                                         ----------------------------
                                                (Registrant)



Date:  July 9, 1998                  By:  /s/   ALLEN K. JONES
                                         ------------------------------
                                            Allen K. Jones
                                      Vice President, Finance and
                                        Chief Financial Officer
                                        (Authorized Officer and
                                        Principal Accounting and
                                           Financial Officer)



