Form 10-Q
period 1998-07-04
JETFAX INC
filed 1998-08-18
CIK 872901

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 4, 1998.

     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to                  .
                                   -----------------  -------------------
     Commission File Number  0-22561


                            J E T F A X,   I N C.
            (Exact name of Registrant as specified in its charter)


             Delaware                                 77-0182451
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


              1378 Willow Road, Menlo Park, California     94025
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

As of August 7, 1998 there were 11,781,897 shares of common stock, $.01 par value, outstanding.

This Report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 23.

                                 JETFAX, INC.
                                  INDEX TO
                              REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JULY 4, 1998


                                                                     Page
                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets - June 30, 1998
            and December 31, 1997....................................   3

          Condensed Consolidated Statements of Operations - Three
            Months and Six Months Ended June 30, 1998 and 1997.......   4

          Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 1998 and 1997......................   5

          Notes to Condensed Consolidated Financial Statements.......   6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................    9


PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.........   21

Item 5. Other Information...........................................   21

Item 6. Exhibits and Reports on Form 8-K............................   22

        Signature...................................................   23



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                        JETFAX, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                 June 30,      December 31,
                                                   1998          1997 (1)
                                               -----------     ------------
                                               (Unaudited)
ASSETS

Current assets:
  Cash, cash equivalents and short-term
    Investments                                 $   6,442       $   7,224
  Accounts receivable, net                          4,288           4,820
  Inventories                                       3,894           4,029
  Prepaid expenses                                    343             277
                                                ---------       ---------
    Total current assets                           14,967          16,350

Property, net                                       1,176           1,160
Other assets                                        1,663           1,346
                                                ---------       ---------
Total assets                                    $  17,806       $  18,856
                                                =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $   1,906       $   1,672
  Accrued liabilities                               1,703           1,864
                                                ---------       ---------
    Total current liabilities                       3,609           3,536

Deferred revenue                                       25              49

Stockholders' equity:
  Convertible preferred stock, $0.01 par
    value; 5,000,000 shares authorized, shares
    outstanding: none in 1998 and 1997                 --              --
  Common stock, $0.01 par value; 35,000,000
    shares authorized,  shares outstanding:
    11,780,897 in 1998 and 11,741,383 in 1997         118             117
    Additional paid-in capital                     42,953          42,881
    Accumulated deficit                           (28,899)        (27,727)
                                                ---------       ---------
       Total stockholders' equity                  14,172          15,271
                                                ---------       ---------
Total liabilities and stockholders' equity      $  17,806       $  18,856
                                                =========       =========

(1) Derived from the December 31, 1997 audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

See notes to condensed consolidated financial statements.


                        JETFAX, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (in thousands, except per share amounts)


                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                   --------------------  ------------------
                                     1998       1997       1998      1997
                                   ---------  ---------  --------- --------

Revenues:
  Product                          $  6,082   $  3,971   $ 12,106  $  8,221
  Software and technology license
   fees                               1,072        826      2,415     1,460
  Development fees                      568        577        900     1,348
                                   --------   --------   --------  --------
    Total revenues                    7,722      5,374     15,421    11,029
                                   --------   --------   --------  --------
Costs and expenses:
  Cost of product revenues            3,843      2,848      8,130     5,797
  Cost of software and license
    revenues                            148        278        449       428
  Research and development            1,339      1,148      2,789     2,414
  Selling and marketing               1,680      1,181      3,909     2,791
  General and administrative            648        689      1,404     1,366
  Acquisition and related expenses       --      1,130         --     1,681
                                   --------   --------   --------  --------
    Total costs and expenses          7,658      7,274     16,681    14,477
                                   --------   --------   --------  --------
Income (loss) from operations            64     (1,900)    (1,260)   (3,448)
                                   --------   --------   --------  --------
Other income (expense):
  Interest income                        83         43        162        44
  Interest expense                       --        (58)        (2)      (73)
  Other income (expense)                 (1)        (5)       (24)      (32)
                                   --------   --------   --------  --------
    Total other income (expense)         82        (20)       136       (61)
                                   --------   --------   --------  --------
Income (loss) before income taxes       146     (1,920)    (1,124)   (3,509)

Provision for income taxes               32          7         49        54
                                   --------   --------   --------  --------
Net income (loss)                       114     (1,927)    (1,173)   (3,563)

Less cumulative dividends on Series
 P Redeemable Preferred Stock            --        (32)        --       (68)
                                   --------   --------   --------  --------
Net income (loss) applicable to
 common stockholders               $    114   $ (1,959)  $ (1,173) $ (3,631)
                                   ========   ========   ========  ========

Net income (loss) per share:
  Basic                            $   0.01   $  (0.21)  $  (0.10) $  (0.42)
                                   ========   ========   ========  ========
  Diluted                          $   0.01   $  (0.21)  $  (0.10) $  (0.42)
                                   ========   ========   ========  ========

Shares used in computing net income
 (loss) per share:
   Basic                             11,755      9,196     11,748     8,714
                                   ========   ========   ========  ========
   Diluted                           13,136      9,196     11,748     8,714
                                   ========   ========   ========  ========

See notes to condensed consolidated financial statements.

                        JETFAX, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                         Six Months Ended
                                                            June 30,
                                                       --------------------
                                                          1998      1997
                                                       ---------  ---------
Cash flows from operating activities:
  Net loss                                             $ (1,173)  $ (3,563)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
      Depreciation and amortization                         204        153
      Warrant compensation expense                           --        625
      Changes in assets and liabilities:
        Trade receivables                                   532       (789)
        Inventories                                         135     (1,289)
        Prepaid expenses                                    (66)      (247)
        Accounts payable                                    234      1,674
        Deferred revenue                                    (24)        75
        Accrued liabilities                                 (84)      (287)
                                                       --------   --------
          Net cash used for operating activities           (242)    (3,648)
                                                       --------   --------

Cash flows from investing activities:
  Purchase of property                                     (220)      (213)
  (Increase) decrease in other assets                      (317)       367
                                                       --------   --------
          Net cash provided by (used for) investing
            activities                                     (537)       154
                                                       --------   --------
Cash flows from financing activities:
  Proceeds from sale of Common Stock                         (3)    20,023
  Repayment of long-term debt                                --        113
  Line of credit borrowings, net                             --        (33)
  Equipment term note borrowings                             --        500
  Redemption of Preferred Stock - Series P, net              --     (2,795)
                                                       --------   --------
          Net cash provided by (used for)
            financing activities                             (3)    17,808
                                                       --------   --------

Increase (decrease) in cash and cash equivalents           (782)    14,314
Cash and cash equivalents, beginning of period            7,224        369
                                                       --------   --------
Cash and cash equivalents, end of period               $  6,442   $ 14,683
                                                       ========   ========

Supplemental cash flow information:
  Interest paid                                        $      2   $     73
                                                       ========   ========
  Taxes paid - foreign withholding                     $     --   $     45
                                                       ========   ========

Supplemental noncash investing and financial
  information:
  Conversion of accrued ESPP for purchase of
  Common Stock                                         $     76         --
                                                       ========   ========
  Cumulative dividends on Series F Convertible
    and Series P Redeemable Preferred Stock            $     --   $    304
                                                       ========   ========



See notes to condensed consolidated financial statements.

                        JETFAX, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.  Basis of Presentation


Interim Financial Information

     The accompanying condensed consolidated financial statements of JetFax, Inc. and its wholly-owned subsidiaries ("JetFax" or the "Company") as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Fiscal Period End

     The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week and 26-week periods ended July 4, 1998 and July 5, 1997 as the three and six months ended June 30, 1998 and 1997, respectively.


Per Share Information

     Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average common shares outstanding for the period while diluted earnings (loss) per share also includes the dilutive impact of stock options and warrants. The Company completed its initial public offering of its common stock in June 1997. Basic and diluted per share amounts presented for the period prior to the IPO represent the pro forma computation including the common equivalent shares from convertible preferred stock which converted in connection with the IPO. The dilutive effect of options was not included in the calculation of diluted loss per share for the six months ended June 30, 1998 and the three and six months ended June 30, 1997 because to do so would have had an anti-dilutive effect as the Company had net loss for these periods.



                                         Three Months        Six Months
                                        Ended June 30,      Ended June 30,
                                     ------------------  ------------------
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------

NET INCOME (LOSS)                    $    114  $ (1,959) $ (1,173) $ (3,631)
                                     ========  ========  ========  ========
SHARES USED IN COMPUTATION
Weighted average common shares
  outstanding used in computation
  of basic earnings (loss) per share   11,755     9,196    11,748     8,714
Dilutive effect of stock options
  and warrants                          1,381        --        --        --
                                     --------  -------- --------- ---------
Shares used in computation of diluted
  net income (loss) per share          13,136     9,196    11,748     8,714
                                     ========  ========  ========  ========
BASIC EARNINGS (LOSS) PER SHARE      $   0.01  $  (0.21) $  (0.10) $  (0.42)
                                     ========  ========  ========  ========
DILUTED EARNINGS (LOSS) PER SHARE    $   0.01  $  (0.21) $  (0.10) $  (0.42)
                                     ========  ========  ========  ========


                        JETFAX, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


     Options to purchase 1,092,270 shares of common stock at prices ranging from $5.87 to $9.87 were outstanding as of June 30, 1998, but not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the common shares as of such date and, therefore, would be antidilutive under the treasury stock method.


2.     Inventories

     Inventories consist of the following (in thousands):


                                                 June 30,     December 31,
                                                   1998           1997
                                                ---------     ------------

            Materials and supplies              $  1,286        $  1,776
            Work-in-process                          671             143
            Finished goods                         1,937           2,110
                                                --------        --------
            Total                               $  3,894        $  4,029
                                                ========        ========

3.     Accrued Liabilities
     Accrued liabilities consist of (in thousands):

                                                 June 30,     December 31,
                                                   1998           1997
                                                ---------     ------------


            Compensation and related benefits   $    742        $    509
            Royalties                                212             215
            Acquisition related accruals              68             375
            Product warranty                          74              94
            Other                                    607             671
                                                --------        --------
            Total                               $  1,703        $  1,864
                                                ========        ========


4.     Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the quarters ended June 30, 1998 and 1997, there were no differences between the Company's comprehensive income and net income.


5.     Effect Of Changes In Accounting Principles

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

     Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week periods from April 5, 1998 to July 4, 1998 and from April 6, 1997 to July 5, 1997 are referred to herein as the quarters ended June 30, 1998 and June 30, 1997, respectively. The 26-week periods from January 4, 1998 to July 4, 1998 and from January 5, 1997 to July 5, 1997 are referred to herein as the six months ended June 30, 1998 and June 30, 1997, respectively.

     The Company's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software; and (iii) development fees for engineering services. Historically, product revenues have accounted for the majority of the Company's total revenues. For the quarter ended June 30, 1998, product revenues, software and technology fees, and development fees as a percentage of total revenues, were 79%, 14%, and 7%, respectively, as compared to 74%, 15%, and 11% for the comparable period in the prior year. For the six months ended June 30, 1998, product revenues, software and technology fees, and development fees as a percentage of total revenues, were 79%, 16%, and 6%, respectively, as compared to 75%, 13%, and 12% for the comparable period in the prior year.

     The Company in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements; initiation or termination of arrangements between the Company and significant OEM customers or dealers and distributors; and the size and timing of and fluctuations in end user demand: currency fluctuations; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors discussed under the heading "Factors That May Affect Operating Results".


Results of Operations

     The following table sets forth certain items in the Company's statements of operations for the periods indicated (in thousands).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                              ---------------------  ---------------------
                                 1998        1997       1998        1997
                              ---------   ---------  ---------   ---------

Revenues:
  Product                     $  6,082    $  3,971   $ 12,106    $  8,221
  Software and technology
   license fees                  1,072         826      2,415       1,460
  Development fees                 568         577        900       1,348
                              --------    --------   --------    --------
    Total revenues               7,722       5,374     15,421      11,029
                              --------    --------   --------    --------
Costs and expenses:
  Cost of product revenues       3,843       2,848      8,130       5,797
  Cost of software and license
    revenues                       148         278        449         428
  Research and development       1,339       1,148      2,789       2,414
  Selling and marketing          1,680       1,181      3,909       2,791
  General and administrative       648         689      1,404       1,366
  Acquisition and related
    expenses                        --       1,130         --       1,681
                              --------    --------   --------    --------
      Total costs and expenses   7,658       7,274     16,681      14,477
                              --------    --------   --------    --------
Income (loss) from operations       64      (1,900)    (1,260)     (3,448)
Other income (expense), net         82         (20)       136         (61)
                              --------    --------   --------    --------
Income (loss) before income
  taxes                            146      (1,920)    (1,124)     (3,509)
Provision for income taxes          32           7         49          54
                              --------    --------   --------    --------
Net income (loss)             $    114    $ (1,927)  $ (1,173)   $ (3,563)
                              ========    ========   ========    ========


     The following table sets forth, as a percentage of total revenues, certain items in the Company's statements of operations for the periods indicated.

                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                              ---------------------  ---------------------
                                 1998        1997       1998        1997
                              ---------   ---------  ---------   ---------
Revenues:
  Product                         78.8%       73.9%      78.5%       74.6%
  Software and technology
    license fees                  13.9        15.4       15.7        13.2
  Development fees                 7.3        10.7        5.8        12.2
                              --------    --------   --------    --------
Total revenues                   100.0%      100.0%     100.0%      100.0%
                              --------    --------   --------    --------
Costs and expenses:
  Cost of product revenues        49.8        53.0       52.7        52.6
  Cost of software and license
    revenues                       1.9         5.2        2.9         3.9
  Research and development        17.3        21.4       18.1        21.9
  Selling and marketing           21.8        22.0       25.4        25.3
  General and administrative       8.4        12.8        9.1        12.4
  Acquisition and related
    expenses                        --        21.0         --        15.2
                              --------    --------   --------    --------

      Total costs and expenses    99.2       135.4      108.2       131.3
                              --------    --------   --------    --------
Income (loss) from operations      0.8       (35.4)      (8.2)      (31.3)
Other income (expense), net        1.1        (0.4)       0.9        (0.5)
                              --------    --------   --------    --------
Income (loss) before income
  taxes                            1.9       (35.8)      (7.3)      (31.8)
Provision for income taxes         0.4         0.1        0.3         0.5
                              --------    --------   --------    --------
Net income (loss)                  1.5%      (35.9)%     (7.6)%     (32.3)%
                              ========    ========   ========    ========

                                       10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Quarter and Six Months Ended June 30, 1998 Compared to Quarter and Six Months Ended June 30, 1997

     Revenues.     Total revenues increased to $7.7 million for the quarter
ended June 30, 1998, a 44% increase from $5.4 million of revenue in the quarter ended June 30, 1997 and flat with the quarter ended March 31, 1997. For the six month period, total revenues of $15.4 million increased 40% from the prior year level.

     Product revenues advanced 53% for the quarter to $6.1 million from $4.0 million in the same quarter of the prior year and rose 1% from the previous record of $6.0 million in the preceding quarter, as the Company benefited from positive market reaction to the Series M900 MFDs introduced in September 1997. For the six month period, product revenues of $12.1 million rose 47% from the $8.2 million for the comparable year ago period. MFP unit shipments exceeded 3,000 units for the quarter ended June 30, 1998, more than a 70% increase from the year ago quarter, while the revenue from MFPs increased a lesser 60% due to erosion in average selling price. Consumable and upgrade revenue increased 67% and 1%, respectively, in the second quarter versus the year ago quarter.

     Development fees fell 2% to $568,000 for the quarter ended June 30, 1998 from $577,000 in the same quarter of the prior year. For the six month period, development fees of $900,000 fell 33% from the $1.3 million for the comparable year ago period. The major development milestones on the original Hewlett-Packard contract were completed during 1997, which led to reduced development revenue recognized during the first quarter of 1998, as the revenue stream converts to per unit royalties from development revenue. With the advent of a new Hewlett-Packard development program in the second quarter of 1998, total development fees rose 71% from the immediately preceding quarter.

     Software and technology licensing fees increased 30% to $1.1 million for the quarter ended June 30, 1998 from $826,000 for the quarter ended June 30, 1997. For the six month period, software and technology licensing fees of $2.4 million rose 65% from the $1.5 million for the comparable year ago period. The quarter ended June 30, 1997 had no royalties from Hewlett-Packard, while the quarter ended June 30, 1998 generated per unit royalties for the inclusion of: 1) the Company's PaperMaster software with the H-P SureStore CD-Writer, which began shipping in February 1998 and 2) the MFP controller design and JetSuite software with the H-P LaserJet 3100, which began shipping in March 1998. Partially offsetting these increases in per unit royalties, revenue from DocuMagix software products fell over $300,000 in the quarter ended June 30, 1998 from the year ago quarter, primarily related to reserves established for the withdrawal of products from the retail distribution channel.

     International revenues increased to 24% of total revenues for the quarter ended June 30, 1998 from 14% for the comparable period in 1997, as a result of higher European shipments, primarily due to the OEM shipments in the second quarter of 1998 to Oki Europe Limited. Two customers, Hewlett-Packard and IKON Office Solutions, each accounted for $1.4 million (19%) of total revenues for the quarter ended June 30, 1998 compared with $560,000 (10%) and $1.2 million (23%), respectively, for the year ago quarter.

     Cost of Product Revenues.     Cost of product revenues increased 35% to
$3.8 million for the quarter ended June 30, 1998 from $2.8 million from the same quarter in the prior year and increased 40% to $8.1 million from $5.8 million for the six months ended June 30, 1998 and 1997, respectively.
Given the higher revenue in the current year, product gross margins expanded to 36.8% from 28.3% and to 32.8% from 29.5% for the quarters and six months ended June 30, 1998 and 1997, respectively. The reduced cost of the Series M900 MFPs relative to the preceding M5 product line has more than offset the 10-15% average selling price erosion over the past year.

     The Company purchases print engines for its new Series M900 product line in Yen from Oki Data Corporation. In order to reduce the potential volatility related to the ongoing Yen liability, the Company entered into a Yen hedge in August 1997, which generated a loss of $26,000 for the quarter ended June 30, 1998 that was included in cost of goods sold. This loss partially offset the benefit of purchasing the print engines in a currency which is declining in value versus the dollar. The Yen hedge may minimize foreign exchange risks that would otherwise result from changes in foreign currency exchange rates, but there can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Cost of Software and License Revenues.      Cost of software and
license revenues of $148,000 in the 1998 second quarter fell 47% from $278,000 in the second quarter of 1997, while rising 5% to $449,000 from $428,000 for the six months ended June 30, 1998 and 1997, respectively. The significant reduction in the cost of software and license revenues in the second quarter of 1998 compared to the second quarter of 1997 was due to lower expenses for DocuMagix, as sales were redirected from the retail channel to lower cost channels including internet online sales and OEM bundling arrangements.

     Research and Development.     Research and development expenses
increased 17% to $1.3 million for the quarter ended June 30, 1998 from $1.1 million for the quarter ended June 30, 1997 and increased 16% to $2.8 million from $2.4 million for the six months ended June 30, 1998 and 1997, respectively. While growing in absolute dollars, research and development expenses as a percentage of revenues decreased to 17.3% for the 1998 second quarter from 21.4% for the corresponding year ago quarter. Average engineering headcount during the second quarter of 1998 was approximately 5% higher than during the second quarter of 1997. Both software and hardware R&D incurred higher expenses, primarily due to higher personnel costs related to increased headcount, turnover, and escalation in engineering salaries.

     Selling and Marketing.     Selling and marketing expenses increased 42%
to $1.7 million for the quarter ended June 30, 1998 from $1.2 million for the comparable quarter in the prior year and increased 40% to $3.9 million from $2.8 million for the six months ended June 30, 1998 and 1997, respectively. As a percentage of revenues, selling and marketing expenses remained approximately flat at 21.8% for the quarter ended June 30, 1998 versus 22.0% for the comparable period of 1997. Headcount increased by approximately 21%. The higher personnel costs and higher dealer incentives related to the increased product shipments were partially offset by a reduction in DocuMagix expenses related to the discontinuance of selling software in the retail channel.

     General and Administrative.     General and administrative expenses
decreased 6% to $648,000 in the quarter ended June 30, 1998 from $689,000 in the comparable 1997 quarter and were approximately flat at $1.4 million for the six month periods. As a percentage of revenues, general and administrative expenses declined to 8.4% for the second quarter of 1998 from 12.8% for the year ago quarter. Headcount decreased approximately 12% from the year ago period. Specific general and administrative expenses related to DocuMagix operations for the quarter ended June 30, 1998 were essentially eliminated compared to the year ago quarter, which was partially offset by increased public company expense for JetFax for items such as SEC reporting and director and officer liability insurance.

     Acquisition Charges and Related Expense.     Acquisition charges
emanated from the purchase of substantially all the assets of the Crandell Group, Inc. in July 1996 and the purchase of DocuMagix, Inc. through a pooling of interests transaction which closed in December 1997. There were no acquisition related charges in the quarter ended June 30, 1998, while such charges of $1.1 million in the second quarter of 1997 were due to the Crandell Group acquisition and consisted of a $1.0 million payment to the Crandell Group in lieu of future royalty payments and $30,000 associated with royalties related to the continuing employment of the founders. The first quarter of 1997 included Crandell Group acquisition charges of $551,000 comprised of $525,000 for a variable equity award classified as compensation and $26,000 associated with royalties related to the continuing employment of the founders.

     Interest and Other Income (Expense).     Interest and other income
(expense) was income of $82,000 for the quarter ended June 30, 1998 compared with expense of $20,000 for the comparable quarter of the prior year and was income of $136,000 compared with expense of $61,000 for the six months ended June 30, 1998 and 1997, respectively. Net interest income, foreign exchange gain, and other expense were $84,000, $14,000, and $16,000, respectively, for the quarter ended June 30, 1998. Net interest expense, foreign exchange loss, and other expense were $15,000, $4,000, and $1,000 respectively, for the quarter ended June 30, 1997.

     Provision for Income Taxes.     Due to the Company's cumulative net
losses, there was no provision for federal or state income taxes for the quarters ended June 30, 1998 and 1997, respectively. The $32,000 and $7,000 income tax provisions for the second quarters of 1998 and 1997, respectively, were related to state franchise taxes and foreign withholding taxes on certain development fees, as were the $49,000 and $54,000 for the first half of 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Net income (loss).    The Company reported net income for the quarter
ended June 30, 1998 of $114,000 or $0.01 per share compared to a net loss of $1.9 million or $0.21 per share for the comparable period in the prior year. The net loss for the six months ended June 30, 1998 was $1.2 million compared to $3.6 million for the comparable period in the prior year. Without the prior year acquisition related charges, the most recent quarter's net income of $114,000 compared to a year ago quarterly loss of $797,000. The improvement from loss to income was due to a combination of:
1) revenues increasing 44%, 2) gross margin improving by 6.5 percentage points, and 3) operating expense dropping 8.7 percentage points in relation to revenue. The differential in earnings (loss) per share is accentuated versus the net loss due to the fewer shares outstanding prior to the initial public offering, as well as the common stock equivalents included in the most recent quarter's diluted per share calculation due to profitability.


Liquidity and Capital Resources

     The Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and sales of common stock. The total amount of equity raised through June 30, 1998 was $43 million through a series of private financing rounds at both JetFax and DocuMagix, and sales of common stock.

     At June 30, 1998, the Company had $1.5 million available under its bank credit facility under which there were no borrowings at June 30, 1998. This lending facility is collateralized by substantially all of the Company's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of the Company's eligible outstanding domestic accounts receivable. The revolving line of credit was renegotiated on September 17, 1997, terminates on August 23, 1998, and is expected to be renegotiated at that time. The line of credit contains certain covenants which include the requirements that the Company maintain tangible net worth (as defined) of $3.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0, and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with all such covenants at June 30, 1998.

     The Company's working capital decreased by $1.4 million to $11.4 million as of June 30, 1998 from $12.8 million as of December 31, 1997.
Cash and short term investments decreased modestly to $6.4 million at June 30, 1998 from $7.2 million at December 31, 1997. Inventories of $3.9 million at June 30, 1998 remained relatively unchanged from $4.0 million at December 31, 1997. Collection of development fees and royalties caused a reduction of accounts receivable to $4.3 million at June 30, 1998 from $4.8 million at December 31, 1997. Accounts payable increased to $1.9 million at June 30, 1998 from $1.7 million at December 31, 1997, primarily resulting from inventory purchases late in the quarter, which was partially offset by a reduction in the DocuMagix payables.

     Investing activities for the six months ended June 30, 1998 used $537,000 of cash: $220,000 for property purchases, and $317,000 for investment in other assets due principally to a $400,000 investment in its minority interest in Oasis, Inc.

     The Company currently believes that its cash and equivalents, together with available borrowings under its line of credit, and funds from current and anticipated operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.


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

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


     History of Operating Losses; Accumulated Deficit.   The Company had
annual net losses since inception. The Company's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $29.0 million as of June 30, 1998. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future.

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

     Readiness for Year 2000.   The Company has and will continue to make
certain investments in its software systems and applications to ensure the Company's information systems are Year 2000 compliant. The financial impact to the Company of the Company's Year 2000 compliance effort has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company believes that its current products are Year 2000 compliant. The approach of Year 2000 presents significant issues for many computer systems, since much of the software in use today may not accurately process data beyond 1999. The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from its own information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers, vendors and financial service organizations with which the Company interacts. The Company is currently assessing the potential impact of these ancillary issues and is taking steps to minimize the impact, if any, of the Year 2000 issue on the operations of the Company. There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.   OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 13, 1998 at 2:00 p.m., local time, at the Stanford Park Hotel, 100 El Camino Real, Menlo Park, California. The Annual Meeting was held for the purpose of (a) electing eight members of the Board of Directors to serve for the ensuing year and until their successors are elected, (b) ratifying and approving the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 and (c) transacting such other business as may properly come before the Annual Meeting. The two matters below were voted upon and approved:


Matter No. 1 - Election of five members of the Board of Directors:

     The following persons were duly elected to the Board by the stockholders for a one year term and until their successors are elected and qualified:


            NOMINATION               FOR           ABSTAINED
            ----------               ---           ---------
         Rudy Prince              9,202,361          33,846
         Thomas B. Akin           9,208,381          27,826
         Douglas Y. Bech          9,208,381          27,826
         Steven J. Carnevale      9,197,889          38,318
         Chung Chiu               9,208,381          27,826
         Edward R. Prince, Jr.    9,208,381          27,826
         Lon B. Radin             9,208,381          27,826
         Albert E. Sisto          9,208,381          27,826


Matter No. 2 - Ratification of the Appointment of Deloitte & Touche LLP as the Company's Independent Auditors for the Fiscal Year Ending December 31, 1998:

          NOMINATION          FOR       AGAINST       ABSTAINED
          ----------          ---       -------       ---------
    Deloitte & Touche LLP   9,214,484    14,038          7,685


ITEM 5. Other Information

Change in Proxy Rules:

     Pursuant to a recent change to the proxy rules, unless a stockholder who wishes to bring a matter before the stockholders at the Company's 1999 annual meeting of stockholders notifies the Company of such matter prior to February 26, 1999, management will have discretionary authority to vote all shares for which it has proxies in opposition to such matter.


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

Underwriting discounts and commissions                  $   1,960,000
Other expenses                                                800,000
                                                        -------------
Total expenses                                          $   2,760,000
                                                        =============


     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above and the proceeds to selling shareholders were approximately $19,662,000. From June 11, 1997 to June 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


Purchase and installment of machinery and equipment     $     688,154
Acquisition of other businesses                             1,250,000
Working capital                                             7,470,209
Investment in short-term, interest-bearing obligations      5,029,629
Repayment of indebtedness                                   1,705,342
Redemption of Series P Preferred                            2,794,000
Investment in Minority Interest                               725,000
                                                        -------------
Total                                                    $ 19,662,334
                                                        =============

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.



ITEM 6.  Exhibits And Reports On Form 8-K

     (a)  Exhibits.
          ---------

         Exhibit
         Number                   Description
         -------   -----------------------------------------------------
          27.1     Financial Data Schedule.


     (b) Reports on Form 8-K.  The Company did not file any reports on Form
         --------------------
         8-K in the quarter ended June 30, 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  JETFAX, INC.
                                          --------------------------
                                                  (Registrant)



Date:  August 18, 1998                 By: /s/    ALLEN K. JONES
                                          --------------------------
                                                 Allen K. Jones
                                          Vice President, Finance and
                                            Chief Financial Officer
                                            (Authorized Officer and
                                           Principal Accounting and
                                              Financial Officer)