Form 10-Q
period 1998-10-03
JETFAX INC
filed 1998-11-17
CIK 872901

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended October 3, 1998.

     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                   -------------  -------------

     Commission File Number  0-22561


                          J E T F A X,   I N C.
           (Exact name of Registrant as specified in its charter)


                Delaware                             77-0182451
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


           1378 Willow Road, Menlo Park, California       94025
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


As of November 7, 1998 there were 11,840,453 shares of common stock, $.01 par value, outstanding.


    This Report on Form 10-Q includes 47 pages with the Index to Exhibits located on page 21.

                                 JETFAX, INC.
                                   INDEX TO
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED OCTOBER 3, 1998

                                                                       Page
                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:

             Condensed Consolidated Balance Sheets - September 30,
               1998 and December 31, 1997...........................    3

             Condensed Consolidated Statements of Operations -
               Three Months and Nine Months Ended September 30,
               1998 and 1997........................................    4

             Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997........    5

             Notes to Condensed Consolidated Financial Statements...    6


Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    9



PART II.  OTHER INFORMATION

Item 5.      Other Information......................................    21

Item 6.      Exhibits and Reports on Form 8-K.......................    21

             Signature..............................................    22


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                       JETFAX, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)


                                               September 30,   December 31,
                                                   1998          1997 (1)
                                               ------------    -----------
                                                (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                       $    457        $  4,200
 Short-term investments                             4,561           3,024
 Accounts receivable, net                           4,252           4,820
 Inventories                                        4,746           4,029
 Prepaid expenses                                     271             277
                                                 --------        --------
    Total current assets                           14,287          16,350

Property, net                                       1,211           1,160
Other assets                                        1,604           1,346
                                                 --------        --------
Total assets                                     $ 17,102        $ 18,856
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                $  1,203        $  1,672
 Accrued liabilities                                1,771           1,864
                                                 --------        --------
    Total current liabilities                       2,974           3,536

Deferred revenue                                       25              49

Stockholders' equity:
 Convertible preferred stock, $0.01 par value;
  5,000,000 shares authorized, shares
  outstanding: none in 1998 and 1997                    -               -
 Common stock, $0.01 par value; 35,000,000
  shares authorized,  shares outstanding:
  11,830,382 in 1998 and 11,741,383 in 1997           118             117
 Additional paid-in capital                        42,847          42,881
 Accumulated deficit                              (28,862)        (27,727)
                                                 --------        --------
    Total stockholders' equity                     14,103          15,271
                                                 --------        --------
Total liabilities and stockholders' equity       $ 17,102        $ 18,856
                                                 ========        ========

(1) Derived from the December 31, 1997 audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

See notes to condensed consolidated financial statements.

                       JETFAX, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                 (in thousands, except per share amounts)

                                     Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                     ------------------  ------------------
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------
Revenues:
 Product                             $  5,986  $  4,049  $ 18,092  $ 12,269
 Software and technology license fees   1,366     1,777     3,781     3,237
 Development fees                         396       469     1,296     1,818
                                     --------  --------  --------  --------
   Total revenues                       7,748     6,295    23,169    17,324
                                     --------  --------  --------  --------

Costs and expenses:
 Cost of product revenues               4,186     2,944    12,314     8,740
 Cost of software and license
  revenues                                151       136       600       563
 Research and development               1,267     1,241     4,055     3,655
 Selling and marketing                  1,749     1,566     5,660     4,357
 General and administrative               480       698     1,884     2,065
 Acquisition and related expenses           -         -         -     1,681
                                     --------  --------  --------  --------
   Total costs and expenses             7,833     6,585    24,513    21,061
                                     --------  --------  --------  --------

Loss from operations                      (85)     (290)   (1,344)   (3,737)
                                     --------  --------  --------  --------

Other income (expense):
 Interest income                           86       152       248       196
 Interest expense                           -       (23)       (2)      (96)
 Other income (expense)                    46       (48)       22       (80)
                                     --------  --------  --------  --------

   Total other income, net                132        81       268        20
                                     --------  --------  --------  --------

Income (loss) before income taxes          47      (209)   (1,076)   (3,717)

Provision for income taxes                 10        25        59        79
                                     --------  --------  --------  --------

Net income (loss)                          37      (234)   (1,135)   (3,796)

Less cumulative dividends on Series P
 Redeemable Preferred Stock                 -         -         -       (68)
                                     --------  --------  --------  --------

Net income (loss) applicable to
 common stockholders                 $     37  $   (234) $ (1,135) $ (3,864)
                                     ========  ========  ========  ========

Net income (loss) per share:
   Basic                             $   0.00  $  (0.02) $  (0.10) $  (0.40)
                                     ========  ========  ========  ========
   Diluted                           $   0.00  $  (0.02) $  (0.10) $  (0.40)
                                     ========  ========  ========  ========

Shares used in computing net
 income (loss) per share:
   Basic                               11,806    11,599    11,767     9,676
                                     ========  ========  ========  ========
   Diluted                             12,838    11,599    11,767     9,676
                                     ========  ========  ========  ========

See notes to condensed consolidated financial statements.

                        JETFAX, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                        -------------------
                                                          1998       1997
                                                        --------   --------
Cash flows from operating activities:
 Net loss                                               $ (1,135)  $ (3,796)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
  Depreciation and amortization                              295        220
  Warrant compensation expense                                 -        625
  Changes in assets and liabilities:
   Trade receivables                                         568     (1,665)
   Inventories                                              (717)    (1,254)
   Prepaid expenses                                            6       (220)
   Accounts payable                                         (469)      (402)
   Deferred revenue                                          (24)        25
   Accrued liabilities                                       (17)       152
                                                        --------   --------
     Net cash used for operating activities               (1,493)    (6,315)
                                                        --------   --------

Cash flows from investing activities:
 Purchase of short-term investments                       (1,537)         -
 Purchase of property                                       (346)      (512)
 Increase in other assets                                   (258)      (321)
                                                        --------   --------
     Net cash used for investing activities               (2,141)      (833)
                                                        --------   --------

Cash flows from financing activities:
 Proceeds from sale of Common Stock                            3     19,716
 Repurchase of Common Stock                                 (112)         -
 Repayment of notes payable                                    -         (2)
 Line of credit borrowings, net                                -        500
 Repayment of equipment term note borrowings                   -       (198)
 Redemption of Preferred Stock - Series P, net                 -     (2,794)
                                                        --------   --------
     Net cash provided by (used for) financing
      activities                                            (109)    17,222
                                                        --------   --------

Increase (decrease) in cash and cash equivalents          (3,743)    10,074
Cash and cash equivalents, beginning of period             4,200        369
                                                        --------   --------
Cash and cash equivalents, end of period                $    457   $ 10,443
                                                        ========   ========

Supplemental cash flow information:
 Interest paid                                          $      2   $    120
                                                        ========   ========
 Taxes paid - foreign withholding                       $      -   $     77
                                                        ========   ========

Supplemental non-cash investing and financial
 information:
Conversion of accrued ESPP for purchase of Common Stock $     76          -
                                                        ========   ========
Cumulative dividends on Series F Convertible
 and Series P Redeemable Preferred Stock                $      -   $    304
                                                        ========   ========

See notes to condensed consolidated financial statements.

                        JETFAX, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   Basis of Presentation

Interim Financial Information

    The accompanying condensed consolidated financial statements of JetFax, Inc. and its wholly-owned subsidiaries ("JetFax" or the "Company") as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.
    This financial data should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


Fiscal Period End

    The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week and 39-week periods ended October 4, 1998 and October 5, 1997 as the three and nine months ended September 30, 1998 and 1997, respectively.


Per Share Information

    Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average common shares outstanding for the period while diluted earnings (loss) per share also includes the dilutive impact of stock options and warrants. The Company completed its initial public offering of its common stock in June 1997. Basic and diluted per share amounts presented for the period prior to the IPO represent the pro forma computation including the common equivalent shares from convertible preferred stock which converted in connection with the IPO. The dilutive effect of options was not included in the calculation of diluted loss per share for the nine months ended September 30, 1998 and the three and nine months ended September 30, 1997 because to do so would have had an anti-dilutive effect as the Company had net loss for these periods.


                                        Three Months        Nine months
                                     Ended September 30, Ended September 30,
                                     ------------------  ------------------
                                       1998      1997      1998      1997
                                     --------  --------  --------  --------
NET INCOME (LOSS)                    $     37  $   (234) $ (1,135) $ (3,864)
                                     ========  ========  ========  ========

SHARES USED IN COMPUTATION

Weighted average common shares
 outstanding used in computation of
 basic earnings (loss) per share       11,806    11,599    11,767     9,676

Dilutive effect of stock options
 and warrants                           1,032         -         -         -
                                     --------  --------  --------  --------

Shares used in computation of
 diluted net income (loss) per share   12,838    11,599    11,767     9,676
                                     ========  ========  ========  ========

BASIC EARNINGS (LOSS) PER SHARE      $   0.00  $  (0.02) $  (0.10) $  (0.40)
                                     ========  ========  ========  ========
DILUTED EARNINGS (LOSS) PER SHARE    $   0.00  $  (0.02) $  (0.10) $  (0.40)
                                     ========  ========  ========  ========

                       JETFAX, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

    Options to purchase 673,636 shares of common stock at prices ranging from $3.88 to $8.00 were outstanding as of September 30, 1998, but not included in the computation of diluted earnings per share because the options' prices were greater than the average market price of the common shares as of such date and, therefore, would be antidilutive under the treasury stock method.


2.   Inventories

    Inventories consist of the following (in thousands):

                                                September 30,  December 31,
                                                    1998           1997
                                                ------------   ------------

         Materials and supplies                   $  1,973       $  1,776
         Work-in-process                               432            143
         Finished goods                              2,341          2,110
                                                  --------       --------
         Total                                    $  4,746       $  4,029
                                                  ========       ========


3.   Accrued Liabilities

    Accrued liabilities consist of (in thousands):

                                                September 30,  December 31,
                                                    1998           1997
                                                ------------   ------------

         Compensation and related benefits        $    820       $    509
         Royalties                                     216            215
         Acquisition related accruals                   25            375
         Product warranty                               72             94
         Other                                         638            671
                                                  --------       --------
         Total                                    $  1,771       $  1,864
                                                  ========       ========


4.   Comprehensive Income

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine months ended September 30, 1998 and 1997, there were no differences between the Company's comprehensive income and net income.


5.   Effect Of Changes In Accounting Principles

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption

                       JETFAX, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

of this statement will not impact the Company's consolidated financial position, results of operations or cash flows. The Company will adopt this statement in its financial statements for the year ending December 31, 1998.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

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

    The Company was incorporated in Delaware in August 1988 and since that time has engaged in the development, manufacture and sale of its branded multifunction products ("MFPs") which consist of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. The Company also entered into agreements with manufacturers ("OEMs") of MFPs for the customization and integration of the Company's embedded system technology and desktop software in several OEM products.

    The Company uses a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week periods from July 5, 1998 to October 3, 1998 and from July 6, 1997 to October 4, 1997 are referred to herein as the three months ended September 30, 1998 and September 30, 1997, respectively. The 39-week periods from January 4, 1998 to October 3, 1998 and from January 5, 1997 to October 4, 1997 are referred to herein as the nine months ended September 30, 1998 and September 30, 1997, respectively.

    The Company's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software; and (iii) development fees for the customization and integration of the Company's embedded system technology and desktop software in OEM products. Historically, product revenues have accounted for the majority of the Company's total revenues. For the three months ended September 30, 1998, product revenues, software and technology fees, and development fees as a percentage of total revenues, were 77%, 18%, and 5%, respectively, as compared to 64%, 28%, and 8% for the comparable period in the prior year. For the nine months ended September 30, 1998, product revenues, software and technology fees, and development fees as a percentage of total revenues, were 78%, 16%, and 6%, respectively, as compared to 71%, 19%, and 10% for the comparable period in the prior year.

    The Company in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements; initiation, expansion, reduction or termination of arrangements between the Company and significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand: currency fluctuations; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors discussed under the heading "Factors That May Affect Operating Results".

Results of Operations

    The following table sets forth certain items in the Company's statements of operations for the periods indicated (in thousands).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                                    Three Months Ended   Nine months Ended
                                       September 30,        September 30,
                                    ------------------   ------------------
                                      1998      1997       1998      1997
                                    --------  --------   --------  --------
Revenues:
 Product                            $  5,986  $  4,049   $ 18,092  $ 12,269
 Software and technology license
  fees                                 1,366     1,777      3,781     3,237
 Development fees                        396       469      1,296     1,818
                                    --------  --------   --------  --------
   Total revenues                      7,748     6,295     23,169    17,324
                                    --------  --------   --------  --------
Costs and expenses:
 Cost of product revenues              4,186     2,944     12,314     8,740
 Cost of software and license
  revenues                               151       136        600       563
 Research and development              1,267     1,241      4,055     3,655
 Selling and marketing                 1,749     1,566      5,660     4,357
 General and administrative              480       698      1,884     2,065
 Acquisition and related expenses         -          -          -     1,681
                                    --------  --------   --------  --------
   Total costs and expenses            7,833     6,585     24,513    21,061
                                    --------  --------   --------  --------
Loss from operations                     (85)     (290)    (1,344)   (3,737)
Other income, net                        132        81        268        20
                                    --------  --------   --------  --------
Income (loss) before income taxes         47      (209)    (1,076)   (3,717)
Provision for income taxes                10        25         59        79
                                    --------  --------   --------  --------
Net income (loss)                   $     37  $   (234)  $ (1,135) $ (3,796)
                                    ========  ========   ========  ========


    The following table sets forth, as a percentage of total revenues, certain items in the Company's statements of operations for the periods indicated.

                                    Three Months Ended   Nine months Ended
                                       September 30,        September 30,
                                    ------------------   ------------------
                                      1998      1997       1998      1997
                                    --------  --------   --------  --------
Revenues:
 Product                                77.3%     64.3%     78.1%     70.8%
 Software and technology license
  fees                                  17.6      28.2      16.3      18.7

 Development fees                        5.1       7.5       5.6      10.5
                                    --------  --------  --------  --------
   Total revenues                      100.0%    100.0%    100.0%    100.0%
                                    --------  --------  --------  --------
Costs and expenses:
 Cost of product revenues               54.0      46.8      53.2      50.5
 Cost of software and license
  revenues                               1.9       2.1       2.6       3.2
 Research and development               16.4      19.7      17.5      21.1
 Selling and marketing                  22.6      24.9      24.4      25.2
 General and administrative              6.2      11.1       8.1      11.9
 Acquisition and related expenses          -         -         -       9.7
                                    --------  --------  --------  --------
   Total costs and expenses            101.1     104.6     105.8     121.6
                                    --------  --------  --------  --------
Loss from operations                    (1.1)     (4.6)     (5.8)    (21.6)
Other income, net                        1.7       1.3       1.2       0.1
                                    --------  --------  --------  --------
Income (loss) before income taxes        0.6      (3.3)     (4.6)    (21.5)
Provision for income taxes               0.1       0.4       0.3       0.4
                                    --------  --------  --------  --------
Net income (loss)                        0.5%     (3.7)%    (4.9)%   (21.9)%
                                    ========  ========  ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Three and Nine Months Ended September 30, 1998 Compared to Three and Nine months ended September 30, 1997

    Revenues.   Total revenues increased to $7.7 million for the three
months ended September 30, 1998, a 23% increase from $6.3 million of revenue in the three months ended September 30, 1997. For the nine months ended September 30, 1998 total revenues of $23.2 million increased 34% from the level achieved in the same period in 1997.

    Product revenues advanced by 48% for the three months ended September 30, 1998 to $6.0 million from $4.0 million in the same three months of the prior year. Product revenue dropped 2% in the three months ended September 30, 1998 from the $6.1 million achieved in the preceding three months, due to seasonally slower market conditions and inventory level adjustments at one of the Company's marketing channel partners. For the first nine months of 1998, product revenues of $18.1 million rose 47% from the $12.3 million for the comparable year ago period. Unit shipments of MFP products increased almost 60% from year ago levels. MFP revenue increased a lesser 50% during the three months ended September 30, 1998 from the same period in the prior year due to erosion in average selling price. Consumable revenue increased 74% in the third quarter versus the year ago three months, while upgrade revenue decreased by four percent for the same period.

    Development fees declined 16% to $396,000 for the three months ended September 30, 1998 from $469,000 in the same three months of the prior year. For the nine months, development fees of $1.3 million dropped 29% from the $1.8 million for the comparable year ago period. Major development milestones on the original Hewlett-Packard contract were completed during 1997, leading to lower development revenue during the first part of 1998 as the revenue stream converted to per unit royalties.

    Software and technology licensing fees decreased 23% to $1.4 million from $1.8 million for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, software and technology licensing fees of $3.8 million rose 17% from the $3.2 million for the comparable year ago period. The three months ended September 30, 1997 had no royalties from Hewlett-Packard, while the three months ended September 30, 1998 generated per unit royalties due to the inclusion of: 1) the Company's PaperMaster software with the H-P SureStore CD-Writer, which began shipping in February 1998 and 2) the MFP controller design and JetSuite software with the H-P LaserJet 3100, which began shipping in March 1998. The continued withdrawal from retail distribution of PaperMaster software partially offset these increases in per unit royalties, as revenue from DocuMagix products declined over $200,000 in the three months ended September 30, 1998 from the same period a year ago.

    International revenues increased to 21% of total revenues for the three months ended September 30, 1998 from 18% for the comparable period in 1997, as a result of higher European shipments. Two customers, Hewlett-Packard and IKON Office Solutions accounted for $1.3 million (17%) and $1.1 million (14%), respectively, of total revenues for the three months, compared with $878,000 (14%) and $775,000 (12%), respectively, for the same year ago period.

    Cost of Product Revenues.   Cost of product revenues increased 42% to
$4.2 million for the three months ended September 30, 1998 from $2.9 million for the same three months in the prior year and increased 41% to $12.3 million from $8.7 million for the nine months ended September 30, 1998 and 1997, respectively. Given the higher revenue in the current year, product gross margins expanded to 30.1% from 27.3% and to 31.9% from 28.8% for the three and nine months ended September 30, 1998 and 1997, respectively. The reduced cost of the Series M900 MFPs relative to the preceding M5 product line has more than offset the 10-15% average selling price erosion over the past year.

    The Company purchases print engines for its new Series M900 product line in Yen from Oki Data Corporation. In order to reduce the potential volatility related to the ongoing Yen liability, the Company entered into a Yen hedge in August 1997. Given the considerable expense associated with maintaining the Yen hedge, coupled with the recent strengthening of the Yen in relation to the dollar, the Company decided to sell its Yen hedge, generating a profit of $44,000 which was included as part of cost of goods sold.

    Cost of Software and License Revenues.   Cost of software and license
revenues of $151,000 in the 1998 third quarter rose 11% from $136,000 for the same period in 1997, while rising seven percent to $600,000 from $563,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in per unit royalty revenues related to the Company's PaperMaster software with the H-P SureStore CD-Writer, generated a corresponding increase in per unit royalties payable for certain technology licensed from others for the three months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


    Research and Development.   Research and development expenses increased
2% to $1.3 million for the three months ended September 30, 1998 from $1.2 million for the same three months in 1997 and increased 11% to $4.1 million from $3.7 million for the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses as a percentage of revenues decreased to 16% for the third quarter of 1998 from 20% for the corresponding year ago quarter. Average engineering headcount was essentially flat for the three months ended September 30, 1998 and 1997, respectively.

    Selling and Marketing.   Selling and marketing expenses increased 12% to
$1.7 million for the three months ended September 30, 1998 from $1.6 million for the comparable three months in the prior year and increased 30% to $5.7 million from $4.4 million for the nine months ended September 30, 1998 and 1997, respectively. As a percentage of revenues, selling and marketing expenses dropped slightly to 23% for the three months ended September 30, 1998 versus 25% for the comparable period of 1997. Headcount increased 40% for the three months ended September 30, 1998 from the prior year period. The higher personnel costs and higher dealer incentives related to the increased product shipments were partially offset by a reduction in DocuMagix expenses related to the discontinuance of selling software in the retail channel.

    General and Administrative.   General and administrative expenses fell
31% to $480,000 in the three months ended September 30, 1998 from $698,000 in the comparable 1997 period, and decreased 9% to $1.9 million versus $2.1 million for the nine months ended September 30, 1998 and 1997, respectively. Headcount decreased approximately 12% from the year ago period. Specific general and administrative expenses related to DocuMagix operations for the current three months were essentially eliminated compared to the year ago quarter, partially offset by increased public company expense for items such as SEC reporting and director and officer liability insurance. As a percentage of revenues, general and administrative expenses declined to 6% for the third quarter of 1998 from 11% for the same period in 1997.

    Acquisition Charges and Related Expense.   Acquisition charges emanated
from the purchase of substantially all the assets of the Crandell Group, Inc. in July 1996 and the purchase of DocuMagix, Inc. through a pooling of interests transaction which closed in December 1997. There were no acquisition related charges in the three months ended September 30, 1998 and 1997. Charges of $1.7 million for the nine months ended September 30, 1997 were due to the Crandell Group acquisition and consisted of a $1.0 million payment to the Crandell Group in lieu of future royalty payments, $625,000 for a variable equity award classified as compensation and $56,000 associated with royalties related to the continuing employment of the founders.

    Interest and Other Income (Expense).   Interest and other income
(expense) was income of $132,000 for the three months ended September 30, 1998 compared with income of $81,000 for the comparable three months of the prior year and was income of $268,000 compared with income of $20,000 for the nine months ended September 30, 1998 and 1997, respectively. Net interest income, foreign exchange gain, and other income were $86,000, $8,000, and $38,000, respectively, for the three months ended September 30, 1998. Net interest income, foreign exchange loss, and other expense were $129,000, $36,000, and $12,000 respectively, for the three months ended September 30, 1997.

    Provision for Income Taxes.   Due to the Company's cumulative net
losses, there was no provision for federal or state income taxes for the three months ended September 30, 1998 and 1997, respectively. The $10,000 and $25,000 income tax provisions for the third quarters of 1998 and 1997, respectively, were related to state franchise taxes and foreign withholding taxes on certain development fees, as were the $59,000 and $79,000 for the first nine months of 1998 and 1997.

    Net Income (Loss).   The Company reported net income for the three
months ended September 30, 1998 of $37,000 or $0.00 per fully diluted share compared to a net loss of $234,000 or $0.02 per share for the comparable period in the prior year. The net loss for the nine months ended September 30, 1998 and 1997 was $1.1 million compared to $3.8 million, respectively. The improvement from loss to income for the three months was due to a combination of; 1) revenue increase of 23%, 2) product gross margin improvement of approximately three percentage points, and 3) operating expense reduction of 11 percentage points in relation to revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

    The Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and sales of common stock. The total amount of equity raised through September 30, 1998 was $43 million through a series of private financing rounds at both JetFax and DocuMagix, and sales of common stock.

    At September 30, 1998, the Company had $1.5 million available under its bank credit facility under which there were no borrowings at September 30, 1998. This lending facility is collateralized by substantially all of the Company's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of the Company's eligible outstanding domestic accounts receivable. The revolving line of credit was renegotiated on September 18, 1998, and terminates on August 23, 1999. The line of credit contains certain covenants which include the requirements that the Company maintain tangible net worth (as defined) of $5.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0, and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with all such covenants at September 30, 1998.

    The Company's working capital decreased by $1.5 million to $11.3 million as of September 30, 1998 from $12.8 million as of December 31, 1997. Cash, cash equivalents and short-term investments decreased to $5.0 million at September 30, 1998 from $7.2 million at December 31, 1997. Inventories of $4.7 million at September 30, 1998 increased from $4.0 million at December 31, 1997. Collection of development fees and royalties caused a reduction of accounts receivable to $4.3 million at September 30, 1998 from $4.8 million at December 31, 1997. Accounts payable declined to $1.2 million at September 30, 1998 from $1.7 million at December 31, 1997, primarily resulting from a reduction in DocuMagix payables.

    Investing activities for the nine months ended September 30, 1998 used $2.1 million of cash: $1.5 million for the purchase of short-term investments, $346,000 for property purchases, and $258,000 for investment in other assets due principally to a $400,000 minority interest investment in a privately-held company.

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


    History of Operating Losses; Accumulated Deficit.   The Company has
experienced annual net losses since inception. The Company's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $28.9 million as of September 30, 1998. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future.

    Potential Fluctuations in Quarterly Results.   The Company in the past
has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements by the Company, its OEMs and their competitors; initiation, expansion, reduction or termination of arrangements between the Company and its existing and potential significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand for the Company's branded products and OEM products incorporating the Company's technology; inventories of the Company's branded products or products incorporating the Company's technology carried by the Company, its distributors or dealers, its OEMs or the OEMs' distributors that exceed current or projected end user demand; the phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology; the amount and timing of development agreements, one-time software licensing transactions and recurring licensing fees; non-performance by the Company, its suppliers or its OEM or other customers pursuant to their plans and agreements; seasonal trends; competition and pricing; customer order deferrals and cancellations in anticipation of new products or product enhancements; industry and technology developments; changes in the Company's operating expenses; software and hardware defects; product delays or product quality problems; currency fluctuations; and general economic conditions. The Company expects that its operating results will continue to fluctuate significantly as a result of these and other factors. A substantial portion of the Company's operating expenses is related to personnel, development of new products, marketing programs and facilities. The level of spending for such expenses cannot be adjusted quickly and is based, in significant part, on the Company's expectations of future revenues and anticipated OEM commitments. If such commitments do not result in revenues or operating expenses are significantly higher, the Company's business, financial condition and results of operations will be adversely affected, which could have a material adverse effect on the price of the Company's Common Stock.

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

    Risks Associated with Increased Focus on PC Software Business.   The
Company expects that its business, financial condition and results of operations will be more dependent on sales of its PC software for JetSuite MFP desktop and PaperMaster personal document handling, which will be sold both separately and bundled with the Company's branded products and embedded system technology. The Company's on-going ability to develop its MFP desktop software products business will depend upon several factors, including, but not limited to, the commercial acceptance of the Company's MFP desktop software products, upgrades and add-on software products, and the ability of the Company's personnel and distribution channels to sell and support MFP desktop software products. Because the market for MFP desktop software products is new and emerging, there can be no assurance that a significant market, if any, will develop for sales of the Company's MFP desktop software products, or for sales of upgrades and add-on software products, and such a failure would likely have a material adverse effect on the Company's MFP desktop software products business. There can be no assurance that the Company's PC software products business will be successful. Any failure by the Company to develop a successful PC software products business would have a material adverse effect on the Company's business, financial condition and results of operations.

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

	Readiness for Year 2000.     Readiness for year 2000 refers to the
issue surrounding computer programs which use two digits rather than four to define a given year. These programs might read a date using "00" as the year 1900 rather than the year 2000 and which therefore could cause a system failure or miscalculation. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company's information systems are Year 2000 compliant. The financial impact to the Company of the Company's Year 2000 compliance effort has not been and is not anticipated to be material to its financial position or results of operations in any given year. For example, during 1997 and 1998, the Company purchased and implemented new manufacturing and accounting information systems with a total capitalized cost of $338,000. The Company believes that its current products are Year 2000 compliant. Certain of the Company's older products, which may not be Year 2000 compliant are no longer under warranty and the Company believes it has no obligation related to these products.

	The Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from those information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers and financial service organizations with which the Company interacts. The Company expects to complete its assessment of the potential impact of these ancillary issues by March 1, 1999. There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations, but the Company is unable at this time to assess what might be the extent of such effect. The Company intends to complete a contingency plan by July 1, 1999, detailing actions that would be taken in the event that such a failure occurs.

PART II.   OTHER INFORMATION


ITEM 5. Other Information

Report Of Offering Securities And Use Of Proceeds Therefrom:

    In connection with its initial public offering in 1997, the Company filed a Registration Statement on Form S-1, SEC File No. 333-23763 (the "Registration Statement"), which was declared effective by the Commission on June 10, 1997. The Company registered 4,025,000 shares of its Common Stock, $0.01 par value per share. The offering commenced on June 11, 1997 and 3,500,000 shares were sold. The over-allotment option was not exercised and the Company deregistered 525,000 shares on July 11, 1997. The aggregate offering price of the registered shares was $28,000,000. The managing underwriters of the offering were Prudential Securities Incorporated and Cowen & Company. The Company incurred the following expenses in connection with the offering:


 Underwriting discounts and commissions            $  1,960,000
 Other expenses                                         800,000
                                                   ------------
 Total expenses                                    $  2,760,000
                                                   ============

    All of such expenses were direct or indirect payments to others.

    The net offering proceeds to the Company after deducting the total expenses above and the proceeds to selling shareholders were approximately $19,662,000. From June 11, 1997 to September 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

 Purchase and installment of machinery and equipment     $    814,154
 Acquisition of other businesses                            1,250,000
 Working capital                                            7,344,209
 Investment in short-term, interest-bearing obligations     5,029,629
 Repayment of indebtedness                                  1,705,342
 Redemption of Series P Preferred                           2,794,000
 Investment in Minority Interest                              725,000
                                                         ------------
 Total                                                   $ 19,662,334
                                                         ============


    Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


ITEM 6.  Exhibits And Reports On Form 8-K

     (a)   Exhibits.

         Exhibit
         Number                    Description
         ------  ----------------------------------------------------
          10.1   Amended and Restated Loan and Security Agreement
                  between the Registrant and Venture Banking Group, a
                  division of Cupertino National Bank dated September
                  18, 1998.

          27.1   Financial Data Schedule.


     (b)   Reports on Form 8-K.  The Company did not file any reports
           -------------------
           on   Form 8-K in the quarter ended September 30, 1998.

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




                                                        JETFAX, INC.
                                                   ----------------------
                                                        (Registrant)



Date:  November 17, 1998                  By:   /s/    ALLEN K. JONES
                                                ----------------------------
                                                       Allen K. Jones
                                                 Vice President, Finance and
                                                   Chief Financial Officer
                                                   (Authorized Officer and
                                                   Principal Accounting and
                                                      Financial Officer)