Form 10-K
period 1999-01-02
EFAX COM INC
filed 1999-04-13
CIK 872901

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 2, 1999.
     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ____________.

                      Commission File Number 0-22561

                              eFax.com, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $207,530,859 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 1999, the Registrant had outstanding 12,346,796 shares of Common Stock.

                        ----------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after January 2, 1999. (Part III).



     This Report on Form 10-K includes 102 pages with the Index to Exhibits located on pages 52 to 54.

                               EFAX.COM, INC.
                                  INDEX TO
                         ANNUAL REPORT ON FORM 10-K
                       FOR YEAR ENDED JANUARY 2, 1999


                                                                      Page
                                                                      ----
                                   PART I

Item 1     Business                                                      3
Item 2     Properties                                                    8
Item 3     Legal Proceedings                                             9
Item 4     Submission of Matters to a Vote of Security Holders           9

                                   PART II

Item 5     Market for the Registrant's Common Equity and Related
           Stockholder Matters                                          10
Item 6     Selected Financial Data                                      12
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          13
Item 7A    Quantitative and Qualitative Disclosures About Market Risk   28
Item 8     Financial Statements and Supplementary Data                  28
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                          28

                                  PART III

Item 10     Directors and Executive Officers of the Registrant          29
Item 11     Executive Compensation                                      30
Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                              30
Item 13     Certain Relationships and Related Transactions              30

                                   PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                 31
Signatures                                                              51


                                   PART I

ITEM 1.  BUSINESS

Overview

     eFax.com, Inc. together with its wholly-owned subsidiaries (the "Company" or "eFax.com") is a leading developer and provider of integrated embedded system technology, branded products and desktop software solutions for the multifunction product (''MFP'') market, which consists of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. Building from this strong technology base, the Company is now emphasizing Internet applications for its document transmission and software expertise.

     The majority of the Company's revenues have been generated from sales of JetFax branded products and consumables through the business equipment dealer channel. The Company's embedded system technology provides the intelligence of a MFP and coordinates, controls and optimizes a MFP's printing, faxing, copying and scanning operations. The Company licenses its embedded system for a range of MFP solutions sold under the brand names of its OEM customers. The Company also offers software which can be sold on a stand-alone basis or bundled with embedded systems to provide a complete, integrated hardware and software solution. These software products include JetSuite and PaperMaster.

     The Company is utilizing its digital messaging technology for Internet applications, including HotSend software, introduced in December 1998, and the M900e MFP, introduced in January 1999. On February 8, 1999 the Company changed its name from JetFax, Inc. to eFax.com, Inc. and announced its eFax Service, the first free fax-to-email service. It is the Company's intention to expand its product offerings to include a variety of Internet-based electronic and paper document communication solutions.


Products

     eFax.com offers the following products and solutions to its OEMs and other customers:

     JetFax Branded Products and Related Consumables.   eFax.com develops,
manufactures and markets a high quality MFP under the JetFax brand name, integrating its embedded system technology with a printing and scanning engine at its Menlo Park facility. The Company's current branded MFP is the Series M900, which the Company began shipping commercially in September 1997. The Series M900 offers the functionality of a high-volume, full-featured laser printer fax machine in addition to its multifunction print, copy and scan capabilities. The Series M900 is comprised of five models which include features such as a two-line capability, which allows simultaneous receiving and sending of faxes; a high-speed 33.6 Kbps modem for single-line models, which reduces the transmission time; and fax-to-email capability independent of a network or special software. The Company also sells consumables for its products, including toner cartridges, imaging drums and inkjet cartridges, which represented 19%, 17% and 14% of the Company's total revenues in the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, respectively.

     Embedded System Technology.   eFax.com develops and licenses its
embedded system technology for manufacture and integration by its OEM customers into their MFPs. This technology includes a complete embedded system design, modified to meet the OEMs' specifications and requirements. Such hardware and software modifications are performed by eFax.com and typically include changes to the printer and scanner interfaces and to the control panel and user interface. The Company generally receives development fees in return for such modifications, in addition to prepaid and per unit royalties for the license. The Company's embedded system technology has been customized and licensed for use in Hewlett-Packard LaserJet 3100 and the Samsung manufactured dex 855, as well as the previously sold Minoltafax 1000, the Xerox 3006, and Xerox WorkCenter 250.

     Software.   eFax.com offers JetSuite and PaperMaster software for
convenient communication and handling of electronic and paper documents, as well as Printer Control Language ("PCL") printer drivers.

JetSuite software combines low-level device drivers for printing, faxing, copying and scanning with a visual ''desktop'' application that allows a user to organize, convert and manage documents created or received using a MFP. Users can create a self-viewing, portable version of any document, whether ''printed'' electronically, captured from an Internet Web page, scanned or faxed. Such a portable document can then be e-mailed and viewed without requiring the recipient to have a specific viewer, while maintaining all of the document's original formatting, layout, colors and look. The Company offers JetSuite to OEMs for use with the OEMs' embedded system or bundled with eFax.com's embedded system technology, as well as an option with JetFax branded MFPs. PaperMaster began shipping in 1994 as user-friendly personal document management software. PaperMaster uses a file cabinet metaphor as its user interface, allowing one to unlock and open various file drawers and folders and insert a variety of document types.
The software indexes documents, allowing users to search and retrieve documents based on text strings. Also included are search and retrieval capabilities and web links to allow users to easily save web-based HTML documents. The Company withdrew PaperMaster from the retail channel during the first half of 1998, refocusing on OEM bundles, upgrades, and direct sales on the Internet. In 1998 Hewlett-Packard began bundling PaperMaster with its successful CD-Writer Plus storage system, broadening the market for PaperMaster to the storage arena.

     Internet.   The Company has begun to utilize its technology for merging paper-based document transmission via fax with electronic message transmission via email on the Internet. Late in 1998 the Company introduced its HotSend software, a free download from the Internet, which allows the user to send any document as an email attachment. The Company's Series M900 MFP's now have a fax-to-email option. The introduction of the free Internet-based eFax Service in February 1999 allows a user to obtain a free phone number that will automatically forward incoming faxes directly to a specified email address. This service utilizes proprietary, portable document transmission technology, digital message compression capabilities, and software developed by the Company. The Company expects to generate revenue from the eFax Service by selling premium service packages to the expanding eFax user base and by including paid advertisements with eFaxes.


Technology

     Embedded System Technology.     eFax.com's third generation embedded
system technology is based on the Company's application specific integrated circuit (''ASIC'') semiconductor designs integrated with a Motorola microprocessor. The specialized ASICs perform most of the heavy computational tasks, allowing the single microprocessor to drive the embedded system and service all of the functions - printing, faxing, copying and scanning - required by a MFP. The ASICs perform a variety of imaging functions and provide high-speed data paths for large image data files that are quickly moving through the various processes in the system. The ASIC imaging functions include error diffusion scanning, edge enhancement, background compensation, scaling and print smoothing. A high-speed image bus and numerous direct memory access ("DMA") channels are also provided by the ASICs to optimize system performance and provide easy access to a specialized compression/decompression imaging processor. The firmware in the embedded system is centered on the Company's task-swapping, real-time operating system. The operating system rotates among the various MFP functions such as printing, faxing, copying or scanning, allocating enough processing time for each task to prevent any significant performance deterioration when swapping among other tasks.

     Portable Document Technology.    Portable document technology
replicates documents for storage, transmission and viewing. JetSuite portable documents use a highly compressed print-imaging format containing a combination of text, fonts, color, graphic elements (such as lines and circles) and bitmaps. This portable document technology allows a single document database to handle both hard copy images from scanned or faxed documents and electronically created documents. JetSuite portable documents (.JSD files) can easily be shared with others by using a freely distributable compact version of the JetSuite viewer that combines with a
 .JSD file to create a self-viewing document. JetSuite also provides a range of imaging functionality for fast viewing, zooming and panning, as well as document markup and cleanup functionality. In its fax application, JetSuite includes full functionality for both sending and receiving faxes, a phone book for managing names, addresses, phone numbers and fax groups, and an inbox and outbox for managing faxes. JetSuite also includes integrated third party optical character recognition ("OCR") technology, which allows users to convert scanned text documents to editable text files in a variety of different word processor and spreadsheet formats.

     Electronic Document Storage. PaperMaster contains a number of key technologies that distinguish it from its competition. As new documents are added to its file cabinets, documents are automatically indexed to a very efficient and fast search and retrieval system. Furthermore, documents can be automatically placed in the proper file cabinet and folder based on certain criteria that are selected for certain files and folders. PaperMaster also includes plug-ins and browser links that make it very easy to store, print and file documents from the Internet. With its "publish" feature, PaperMaster now allows users to write an entire file cabinet to external storage devices while embedding a viewer and search engine for locating the documents within the file cabinet. All of this is achieved through an intuitive file cabinet user interface that closely resembles the operations that a user would perform with standard hard copy documents.


Customers

     The Company's customers include office equipment dealers and distributors who resell the Company's branded MFPs, options and consumables, as well as OEMs that license the Company's embedded system technology and software in conjunction with the manufacture and distribution of MFPs.

     JetFax Branded Products.   In the United States and Canada, the Company
distributes JetFax branded products, options and consumables through office equipment dealers, primarily through IKON and dealers associated with Business Technology Associates ("BTA"). In the years ended December 31, 1998 and December 31, 1997, and the nine months ended December 31, 1996 revenues recorded by the Company from dealers associated with IKON represented 16%, 19%, and 18%, respectively, of the Company's total revenues. The Company also distributes its products through regional distributors. As of December 31, 1998, the Company had approximately 200 dealer sales locations in the United States and Canada. The Company sells its branded products internationally through office equipment dealers. Sales to Messerli, one of the Company's office equipment dealers located in Switzerland, accounted for 4%, 3%, and 3% of the Company's total revenues in the years ended December 31, 1998 and December 31, 1997, and the nine months ended December 31, 1996, respectively.

     OEM Relationships and JetSuite and PaperMaster Software.   The Company
receives license fees and development fees for the Company's embedded system technology and desktop software from a number of manufacturers of MFPs. The Company currently licenses embedded system technology or desktop software to 25 companies and has OEM relationships with Hewlett-Packard, Oki Data, and Konica.

     Hewlett-Packard Company.   In 1997, the Company entered into a
development and license agreement with Hewlett-Packard for the inclusion of the Company's embedded system technology and JetSuite software in Hewlett-Packard product. The development was completed in early 1998 and the HP LaserJet 3100 was launched in March 1998. Effective May 1998, a follow-on development effort was undertaken and was in process at December 31, 1998.

     Oki Data Corporation.   In September 1996, the Company entered into a
license agreement with Oki Data for the inclusion of JetSuite software with a number of Oki Data MFPs which are currently in the market.

     eFax Service.   The Company offers its proprietary fax-to-email service
to individuals currently utilizing email and believes that the initial subscriber base will include mobile professionals, small business owners, and home-office workers. The Company also believes that ease of use, the ability to retrieve faxes remotely, the confidential nature of receiving documents to email, enhanced features under development, and the potential for eliminating costs for standard fax machines and phone lines will make it attractive to larger corporate clients as well.

Sales and Marketing

     The Company markets and sells its products worldwide to OEMs, dealers and distributors. The Company maintains separate sales forces for its branded products and OEM/licensing businesses, and its marketing department supports all aspects of the Company's worldwide business. The Company hired a Vice President of Marketing in August 1998 with specific responsibility to develop and implement marketing plans and partnerships for Internet-based products. Marketing resources have been refocused to emphasize Internet activity through reassignment of personnel and utilization of external consultants.

     OEM Relationships.   The Company licenses its embedded system
technology and software to OEMs. The Company continues to enhance its relationships with existing OEMs and seeks to obtain new OEM customers through dedicated account management and marketing programs. The Company works closely with OEM accounts to define product requirements, create development plans and manage development programs. The marketing group promotes eFax.com as a leading provider to OEMs of MFP solutions through a combination of public relations and press coverage, exhibits and presentations at tradeshows, product brochures and other marketing promotions.

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

     Software.   The Company's software marketing strategy is to license
software for bundling with multiple OEM products. In addition, the Company promotes software upgrades and add-on software products in a number of ways, including software installation and reminder screens, mailings to registered users, website advertisements and co-promotions with OEMs.

     Internet. The Company established separate websites for its HotSend software and eFax.com Service in December 1998 and February 1999, respectively. In addition to an active public relations campaign to gain press coverage and information sharing by the user community on the Internet, eFax.com further intends to promote its Internet product offerings through cooperative advertising with Internet partners, paid banner Internet advertising, radio advertisements, and assorted other advertising mediums.

     The Company's international sales efforts are focused on Western Europe, Australia and New Zealand. The Company's branded products are sold internationally through office equipment distributors in Australia, Canada, the Netherlands, New Zealand, Scandinavia, Switzerland and the United Kingdom. The Company also sells directly to office equipment dealers in the United Kingdom and through a subsidiary, JetFax GmbH, in Germany. The Company has sales, service or support personnel located in Germany and Ireland. International marketing efforts are focused on providing country specific marketing materials, sales incentive programs for dealers and participation in trade shows.


Research and Development

     eFax.com's principal research and development activities are located at the Company's headquarters in Menlo Park, California and at its software applications division located in Santa Barbara, California. Primary activities at those locations include new product development, enhancement of existing products, product testing and technical documentation.

     The Company's research and development efforts focus on ongoing development of the Company's MFP embedded system technology, desktop software, and Internet-based document handling services. The Company believes that its branded product development efforts provide the Company with a competitive advantage for its embedded system technology and software by defining the needs for new products, guiding future enhancements and testing new implementations. By introducing advanced new features in the corporate market, the Company believes that it is able to maintain its technology lead while further refining such features before introducing them
to its OEMs.   Software and communications capabilities developed for

MFP products have provided a solid technological base for creating Internet-based product offerings, which are now receiving direct research and development support.


Intellectual Property and Proprietary Rights

     The Company's success is heavily dependent upon its proprietary technology. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret and trademark laws, patents and nondisclosure and other contractual restrictions. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and limits access to and distribution of its designs, software and other proprietary information.


Manufacturing and Operations

     The Company manufactures its JetFax branded products for distribution to the corporate segment of the MFP market. The Company generally outsources materials from suppliers and performs final assembly and testing at its main facility in Menlo Park, California.

     The Series M900 is the Company's current product line of branded MFPs. The major components of the Series M900 products are the print engine, the scanner, the user interface and the multifunction embedded system technology and modem electronics, all of which are outsourced. The JetFax embedded system and modem assemblies are built to specification by an external printed circuit board assembler. Final product assembly at the Company's headquarters consists of integrating the components on a progressive assembly line.

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

     Certain components used in the Company's products are available only from one source. The Company is dependent on Oki America, as the supplier of major components, including the printer engine, of the Series M900. Oki America is also a competitor of the Company. The Company is also dependent on AMI to provide unique ASICs incorporating the Company's imaging and logic circuitry, Motorola to provide microprocessors, Pixel, to provide a specialized imaging processor and Conexant Systems, Inc. to provide modem chips. If Oki America, AMI, Motorola, Pixel or Conexant Systems, Inc. were to limit or reduce the sale of such components to the Company, or if such suppliers were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, it would have a material adverse effect on the Company's business, financial condition and results of operations. Any disruption in the Company's sources of supply could limit or delay production or shipment of products incorporating the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company currently operates its eFax Service through three regional locations near San Francisco, Chicago, and Boston, and intends to expand to other sites in the near future. These sites are operated through co-location agreements with telecommunication companies and/or partners. Software integration was developed with a partner at the Chicago location. To operate the service the Company requires a large amount of Direct Inward Dial lines ("DIDs"), that act as individual phone numbers, and inbound T-1 lines at each site. Additional Internet connectivity is used for outgoing communications.


Competition

     The market for MFPs and related technology and software is highly competitive and characterized by continuous pressure to enhance performance, to introduce new features and to accelerate the release of new products. The Company's branded products compete primarily with the dominant vendors in the fax market, all of whom have substantially greater resources than the Company and include, among others, Canon Inc., Panasonic, a division of Matsushita Electrical Industrial Co., Ltd., Pitney Bowes Inc., Ricoh Co. Ltd., Sharp Electronics Corporation and Xerox. The Company also competes on the basis of vendor name and brand recognition, technology and software expertise, product functionality, development time and price.

     The Company's technology, development services and software primarily compete with solutions developed internally by the Company's OEM customers, who have the substantial resources necessary to enhance existing products and to develop future products. With respect to MFP embedded system technologies, the Company competes with, among others, Peerless Systems Corporation, Personal Computer Products, Inc. and Xionics Document Technologies, Inc. With respect to desktop software, the Company competes with, among others, Caere Corporation, Simplify Development Corporation, Smith Micro Software, Inc., Visioneer Inc., Wordcraft International and Xerox.

     The Company anticipates increasing competition for its MFPs,
technologies and software under development.   The Company expects
competition against its new Internet product offerings and is working aggressively to build a large user base quickly.


Backlog

     The Company had essentially no backlog at December 31, 1998 and 1997, respectively, which is in line with the normal practice in the markets in which the Company operates. The office equipment dealer channel for MFPs typically requires shipment at time of order placement, and the Company has managed operations to fully satisfy customer demand within each fiscal quarter. The software business conventionally does not have backlog, and revenues from the Company's development programs are recognized on a percentage of completion basis.


Employees

     As of December 31, 1998, the Company had 116 employees and one full-time equivalent contractor. There is no labor union representation for any of the Company's employees. The Company has never experienced a work stoppage, and relations with employees are considered good. The Company hires contract employees on an as-needed basis to meet temporary or specific needs.


ITEM 2.  PROPERTIES

     The Company's headquarters and principal operations are in leased facilities totaling approximately 42,000 square feet in Menlo Park, California, and the lease for this facility expires in January 2003.

Additionally, the Company leases approximately 2,400 square feet in Santa Barbara, California for its software application organization and the one-year extension on the lease is set to expire June 30, 1999, with an option at the discretion of the Company to extend the lease an additional 8 (eight) months. The Company leases approximately 2,600 square feet in Beaverton, Oregon for additional software application personnel, and this lease expires April 2000.

     The Company subleases office space of approximately 10,000 square feet in San Jose, California under agreements originally entered into by DocuMagix, Inc. ("DocuMagix"), prior to the Company's acquisition of DocuMagix. Approximately 4,000 of the 10,000 square feet of office space are subleased to Lara Technology, Inc. ("Lara") under an agreement dated June 25, 1997 between DocuMagix and Lara. This sublease expires November 18,
1999.      On April 1, 1998, the Company entered into an agreement to sublease approximately 6,000 of the 10,000 square feet of office space to Silicon Valley Group, Inc. This sublease expires November 18, 1999.


ITEM 3.  LEGAL PROCEEDINGS

     In early March 1999, E-Fax Communications, Inc. ("E-Fax Communications"), a California corporation, filed a complaint against eFax.com Inc., a Delaware corporation, in the United States District Court, Northern District of California. The Complaint alleged that the Company had engaged in trademark and service mark infringement and unfair competition in connection with the Company's use of the name "eFax.com." On April 9, 1999, the Company and E-Fax Communications signed a settlement agreement in which E-Fax Communications will dismiss all charges against the Company, transfer all rights to the mark "E-FAX" to the Company, stop all use of the "E-FAX" trademark, and change its corporate name. The Company has agreed to pay E-Fax Communications a combination of cash and Common Stock in an amount not exceeding $2.5 million based on the average share price of the Common Stock just prior to the stock registration becoming effective in the near term. The purchased trademark rights will become an asset of the Company and be amortized over the period of benefit, estimated to be seven to ten years. The parties consider the settlement a compromise of disputed claims and preferable to a possible extended legal proceeding with uncertain outcome.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(a)  Market Information and Recent Sales of Unregistered Securities

     The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "EFAX". Prior to February 8, 1999, the symbol for the Company's Common Stock as reported on the Nasdaq National Market was "JTFX". Effective with the close of business on February 8, 1999, the Company name was officially changed from "JetFax, Inc." to "eFax.com, Inc." pursuant to a Certificate of Ownership and Merger, which provided for the merger of JetFax, Inc. with eFax.com, Inc., a Delaware corporation and wholly-owned subsidiary of JetFax, Inc., filed with the Delaware Department of Corporations and declared effective on February 8, 1999.

     The Company completed an initial public offering of 3.5 million shares of Common Stock (2.75 million shares offered by the Company and 0.75 million shares offered by selling stockholders) in June 1997. The Company's Common Stock began trading on June 11, 1997. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

     The range of daily closing prices per share for the Company's common stock from June 11, 1997 to December 31, 1998 was:

      Year Ended December 31, 1998:               High       Low

          Fourth quarter                       $  2.750    $  1.531
          Third quarter                        $  4.500    $  2.500
          Second quarter                       $  7.188    $  4.438
          First quarter                        $  7.125    $  3.625


      Year Ended December 31, 1997:               High       Low

          Fourth quarter                       $  9.375    $  5.188
          Third quarter                        $ 11.000    $  8.000
          Second quarter (from June 11, 1997)  $  8.125    $  6.875


     The reported last sale price of the Company's Common Stock on the Nasdaq National Market on April 9, 1999 was $30.13. The approximate number of holders of record of the shares of the Company's Common Stock was 236 as of March 19, 1999. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 28,000 beneficial owners of its Common Stock.

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

     During the year ended December 31, 1998, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

     Underwriting discounts and commissions:                 $ 1,960,000
     Other expenses:                                             800,000
                                                             -----------
     Total Expenses:                                         $ 2,760,000
                                                             ===========

     All of such expenses were direct or indirect payments to others.

         The net offering proceeds to the Company after deducting the total expenses above and the proceeds to selling shareholders were approximately $19,662,000. From June 11, 1997 to December 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

     Purchase and installment of machinery and equipment:    $ 1,072,154
     Acquisition of other businesses                           1,250,000
     Working capital                                          12,115,838
     Investment in short-term, interest-bearing obligations:           -
     Repayment of indebtedness                                 1,705,342
     Redemption of Series P Preferred                          2,794,000
     Investment in Minority Interest                             725,000
                                                             -----------
     Total                                                   $19,662,334
                                                             ===========


     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996, and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-K. The selected financial data for the fiscal years ended March 31, 1996, and 1995 and the consolidated balance sheet data at March 31, 1996 and 1995, have been derived from unaudited financial statements that have been prepared on the same basis as the audited financial statements and which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations. The following financial data is qualified in its entirety by, and should be read in conjunction with, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and notes thereto included elsewhere in this Report on Form 10-K.


                                                                              Nine Months
                                                   Year Ended    Year Ended      Ended         Fiscal Year Ended
                                                  December 31,  December 31,  December 31,          March 31,
                                                                                              -------------------
                                                      1998          1997        1996(1)         1996       1995
                                                     ------        ------      ---------       ------     ------
                                                                 (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues:
    Product......................................   $ 23,385      $ 16,281      $ 10,205      $ 11,143   $  6,413
    Software and technology license fees.........      5,069         4,493         3,200         3,413        484
    Development fees.............................      1,779         2,246         1,468           720      1,200
                                                    --------      --------      --------      --------   --------
      Total revenues.............................     30,233        23,020        14,873        15,276      8,097
                                                    --------      --------      --------      --------   --------
  Costs and expenses:
    Cost of product revenues.....................     16,005        11,886         8,441        11,102      5,249
    Cost of software and license fees............        710           770           517           587        124
    Research and development.....................      5,445         5,355         2,554         2,318      1,794
    Selling and marketing........................      7,267         6,046         5,212         5,216      1,928
    General and administrative...................      2,592         3,031         1,726         1,652      1,632
    Acquisition and related expenses.............          -         2,106             -             -          -
                                                    --------      --------      --------      --------   --------
      Total costs and expenses...................     32,019        29,194        18,450        20,875     10,727
                                                    --------      --------      --------      --------   --------
  Loss from operations...........................     (1,786)       (6,174)       (3,577)       (5,599)    (2,630)
                                                    --------      --------      --------      --------   --------
  Interest and other income (expense), net.......        365           111             -          (259)      (119)
                                                    --------      --------      --------      --------   --------
  Loss before extraordinary item and income taxes     (1,421)       (6,063)       (3,577)       (5,858)    (2,749)
  Provision for income taxes......................        80            96           107            35          -
                                                    --------      --------      --------      --------   --------
  Loss before extraordinary item..................    (1,501)       (6,159)       (3,684)       (5,893)    (2,749)
  Extraordinary item (2)..........................         -             -             -             -        349
                                                    --------      --------      --------      --------   --------
  Net loss........................................    (1,501)       (6,159)       (3,684)       (5,893)    (2,400)
  Series P Redeemable Preferred Stock dividends...         -           (68)         (116)            -          -
                                                    --------      --------      --------      --------   --------
  Net loss applicable to common stockholders......  $ (1,501)     $ (6,227)     $ (3,800)     $ (5,893)  $ (2,400)
                                                    ========      ========      ========      ========   ========

  Net loss per share (3):

    Basic.........................................  $  (0.13)     $  (0.84)     $  (2.13)     $  (3.86)  $  (2.31)
                                                    ========      ========      ========      ========   ========
    Diluted.......................................  $  (0.13)     $  (0.84)     $  (2.13)     $  (3.86)  $  (2.31)
                                                    ========      ========      ========      ========   ========
  Shares used in computing per share amounts:
    Basic.........................................    11,784         7,389         1,784         1,526      1,039
                                                    ========      ========      ========      ========   ========
    Diluted.......................................    11,784         7,389         1,784         1,526      1,039
                                                    ========      ========      ========      ========   ========
                                                                 December 31,                       March 31,
                                                    ------------------------------------      -------------------
                                                      1998          1997        1996 (1)        1996       1995
                                                     ------        ------      ---------       ------     ------
                                                                            (in thousands)
Consolidated Balance Sheet Data:
  Working capital.................................  $ 10,928      $ 12,814      $    542      $ 4,978    $ (2,772)
  Total assets....................................    16,215        18,856         7,092       12,031       3,849
  Long-term note payable, less current portion....         -             -           198            -       2,372
  Redeemable preferred stock......................         -             -         2,726        2,610           -
  Total stockholders' equity (deficit)............    13,837        15,271          (861)       2,708      (4,779)

---------
(1) Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. The 40-week period from April 1, 1996 to January 4, 1997 is referred to herein as the nine months ended December 31, 1996. For presentation purposes, the Company refers to its reporting year ended January 2, 1999 as ending on December 31, 1998, its reporting year ended January 3, 1998 as ending on December 31, 1997 and its reporting year ended January 4, 1997 as ending on December 31, 1996.
(2) Represents a gain on exchange of stockholder debt and receivables for notes payable.
(3) Reflects retroactive application, in 1998, of the requirements of the SEC Staff Accounting Bulletin No. 98. For the determination of the number of shares used in computing net loss per share for periods prior to 1998, see Note 1 of Notes to Consolidated Financial Statements.

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

     Pursuant to a Certificate of Ownership and Merger, which provided for the merger of JetFax, Inc. with eFax.com, Inc., a Delaware corporation and wholly owned subsidiary of JetFax, Inc., filed with the Delaware Department of Corporations and declared effective on February 8, 1999, the corporate name of JetFax, Inc., a Delaware Corporation has been changed to "eFax.com, Inc." All filings and reports made after February 8, 1999 bear the name "eFax.com, Inc."

     eFax.com, Inc. is a leading developer and provider of integrated embedded system technology, branded products and desktop software solutions for the MFP market, which consists of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. The Company was incorporated in August 1988 and since that time has engaged in the development, manufacture and sale of its branded MFPs. The Company has also entered into agreements with a number of OEMs for the customization and integration of the Company's embedded system technology and desktop software in OEMs' MFPs. The desktop software includes JetSuite, which resulted from the Company's July 1996 purchase of substantially all of the assets of the Crandell Group, Inc., and PaperMaster, which was acquired in a December 1997 pooling of interests transaction with DocuMagix, Inc. Building from this strong technology base, the Company is now emphasizing Internet applications for its document transmission and software expertise.

     Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or following December 31. For presentation purposes, the Company refers to its reporting year ended January 2, 1999 as ending on December 31, 1998, its reporting year ended January 3, 1998 as ending on December 31, 1997 and its reporting year ended January 4, 1997 as ending on December 31, 1996. The most recent fiscal year discussion and analysis is based on the year ended December 31, 1998 compared to the year ended December 31, 1997.

     Revenues increased to $30.2 million for the year ended December 31, 1998 from $23.0 million for the year ended December 31, 1997 and $20.4 million for the year ended December 31, 1996. The Company's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) development fees for engineering services; and (iii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software. Historically, product revenues have accounted for the majority of the Company's total revenues. For the year ended December 31, 1998, product revenues, development fees, and software and technology license fees, as a percentage of total revenues, were 77%, 6% and 17%, respectively. Product revenues result from the sale of the Company's branded MFP products into the corporate market through business equipment dealers. Revenues from product sales to resellers, international distributors, OEMs and end users are recognized upon shipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     OEMs, end users, and international distributors have no rights of return while resellers have limited return rights. Allowances for potential returns and exchanges from resellers are provided at the time of sale based on historical returns and exchange experience. The Company provides a ninety day warranty for parts and service on its hardware products as well as ongoing technical support to the dealer network. The Company provides a limited amount of telephone technical support to its software customers. Estimated cost of warranty work and post-contract software customer support obligations are accrued when the revenue is recognized. Development fee revenues are derived from customizing the Company's embedded system technology and software for inclusion in specific applications for its OEMs' products. Development fee revenues are recognized on the percentage of completion method over the development period. See Note 1 of Notes to Consolidated Financial Statements. The Company's development contracts with certain OEM customers have enabled eFax.com to accelerate its product development efforts. The Company classifies all development costs related to such contracts as research and development expenses because such development fees have only partially funded the Company's product development activities, and the Company generally retains ownership of the technology developed under these agreements.

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

     A substantial portion of the Company's branded product sales are to dealers in the IKON network. These IKON dealers accounted for 16% of the Company's total revenues for the year ended December 31, 1998. The Company's current OEM customers for engineering development and technology licenses are Hewlett-Packard, Oki Data, and FaxBack; Hewlett-Packard accounted for 18% and 13% of the Company's total revenues for the years ended December 31, 1998 and 1997, respectively. The Company expects that the ongoing obligations under existing OEM contracts will generate future royalty payments. The termination of a major dealer relationship or an OEM agreement would have a material adverse effect on the Company's business, financial condition and results of operations. See ''Factors That May Affect Operating Results - Dependence on Dealers and Distributors and Dependence on OEMs.''

     International revenues accounted for 18% and 29% of total revenues for the years ended December 31, 1998 and December 31, 1997, respectively. All of the development fees and software and technology license revenues, and most of the product revenues, have been denominated and collected in United States dollars. The Company has not hedged the foreign currency exposure related to product sales denominated in foreign currencies as the impact has not been significant. See '' Factors That May Affect Operating Results - International Activities.''

     The gross margins for the Company's branded MFP products have been and are expected to continue to be constrained by the competitive nature of the marketplace, pricing pressures and the greater name recognition of the larger companies with which eFax.com competes. The Company believes that sales of its branded MFP products provide a substantial revenue base, an opportunity to stay in close touch with evolving customer and market needs, and a high level of credibility in demonstrating the Company's advanced technology. The margins on consumables, such as toner cartridges and drums, and on upgrades, such as the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

two-line upgrade, are typically higher than on the base unit. In addition, the Company's consumables generate recurring revenues which tend to increase as the cumulative number of units sold increases.


Results of Operations

     The following table sets forth certain items in the Company's statements of operations for the periods indicated (in thousands). For comparability purposes, the Company is presenting unaudited information for the year ended December 31, 1996 (due to its change in fiscal year - see
Note 1 of Notes to Consolidated Financial Statements).


                                                    Year Ended
                                                    December 31,
                                            ----------------------------
                                              1998       1997       1996
                                            --------   --------   --------
                                                                (unaudited)
Revenues:
  Product                                   $ 23,385   $ 16,281   $ 14,012
  Software and technology license fees         5,069      4,493      4,623
  Development fees                             1,779      2,246      1,722
                                            --------   --------   --------
     Total revenues                           30,233     23,020     20,357
                                            --------   --------   --------
Costs and expenses:
  Cost of product revenues                    16,005     11,886     11,750
  Cost of software and license revenues          710        770        716
  Research and development                     5,445      5,355      3,211
  Selling and marketing                        7,267      6,046      7,115
  General and administrative                   2,592      3,031      2,284
  Acquisition and related expenses                 -      2,106          -
                                            --------   --------   --------
     Total costs and expenses                 32,019     29,194     25,076
                                            --------   --------   --------
Loss from operations                          (1,786)    (6,174)    (4,719)
Other income (expense), net                      365        111        (76)
                                            --------   --------   --------
Loss before income taxes                      (1,421)    (6,063)    (4,795)
Provision for income taxes                        80         96        107
                                            --------   --------   --------
Net loss                                    $ (1,501)  $ (6,159)  $ (4,902)
                                            ========   ========   ========

     The following table sets forth, as a percentage of total revenues, certain items in the Company's statements of operations for the periods indicated.


                                                    Year Ended
                                                    December 31,
                                            ------------------------------
                                              1998       1997       1996
                                            --------   --------   --------
                                                                 (unaudited)
Revenues:
  Product                                         77%        71%        69%
  Software and technology license fees            17         19         23
  Development fees                                 6         10          8
                                            --------   --------   --------
     Total revenues                              100        100        100
                                            --------   --------   --------
                                       15



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS (continued)

Costs and expenses:
  Cost of product revenues                        53         52         58
  Cost of software and license revenues            2          3          3
  Research and development                        18         24         16
  Selling and marketing                           24         27         35
  General and administrative                       9         13         11
  Acquisition and related expenses                 -          9          -
                                            --------   --------   --------
     Total costs and expenses                    106        127        123
                                            --------   --------   --------
Loss from operations                              (6)       (27)       (23)
Other income (expense), net                        1          -          -
                                            --------   --------   --------
Loss before income taxes                          (5)       (27)       (23)
Provision for income taxes                         -          -          1
                                            --------   --------   --------
Net loss                                          (5)%      (27)%      (24)%
                                            ========   ========   ========

The results for all periods presented include the consolidation of DocuMagix, Inc., which was acquired through a pooling of interests transaction that closed December 5, 1997. (See Note 2 of Notes to
Consolidated Financial Statements.)


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues.   Total revenues increased 31% to $30.2 million for the year ended December 31, 1998 from $23.0 million for the year ended December 31, 1997. Product revenue from the sale of the Company's MFPs and related consumables and accessories was $23.4 million in 1998, a 44% increase from $16.3 million during the year ended December 31, 1997. All product categories rose significantly year over year, as MFP's, consumables and accessories advanced 45%, 42% and 37%, respectively, for the year ended December 31, 1998 from the same period ended December 31, 1997. MFP unit sales increased 61% for the year ended December 31, 1998 from the same period ended December 31, 1997. This increase in demand was partially offset by average selling price declines driven by competitive pricing in the market. The number of units sold each quarter was relatively flat during the first nine months of 1998, dropping by 18% in the final three month period ended December 31, 1998. The decline in unit shipments in the last quarter was due primarily to inventory level adjustments at one of the Company's marketing channel partners, IKON, that began in September 1998 and continued through year-end.

     Development revenue decreased 21% to $1.8 million for the year ended December 31, 1998 from $2.2 million for the year ended December 31, 1997. Major development milestones on the original Hewlett-Packard contract were completed in 1997 and the revenue stream from development fees was converted to per unit royalties in the first part of 1998. The follow-on development efforts did not commence until May 1998, which resulted in the decrease.

     Software and technology licensing fees rose 13% to $5.1 million for the year ended December 31, 1998 from $4.5 million for the year ended December 31, 1997. The year ended December 31, 1998 included per unit royalties for
1) the H-P SureStore CD-Writer, which began shipping in February 1998 and 2) H-P LaserJet 3100, which began shipping in March 1998. Partially offsetting these increases in per unit royalties, revenue from acquired DocuMagix software products for the year ended December 31, 1998 fell 79% to $.5 million from $2.1 million for the same period ended December 31, 1997, the result of withdrawal of products from the retail distribution channel.

     International revenues declined to 18% of total revenues from 29% for the year ended December 31, 1998 and 1997, respectively. Product revenue increases in 1998 were more heavily concentrated in the US as opposed to Europe, resulting in the proportionate decline. The Company does not sell its products in any Asian countries, though products are sold in New Zealand and Australia. Two customers, Hewlett-Packard and IKON Office Solutions, accounted for $5.3 million (18%) and $4.8 million (16%), respectively, of total revenues for the year ended December 31, 1998. The same two customers accounted for $3.1 million (13%)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and $4.4 million (19%), respectively, of total revenues for the year ended December 31, 1997.

     Cost of Product Revenues    Cost of product revenues consists primarily
of purchased materials; direct production labor and supervision for assembly and test; subcontracted manufacturing, mainly for printed circuit boards; indirect labor for inventory management, shipping and receiving, purchasing, manufacturing engineering, document control and operations management; and related facility and support costs. Cost of product revenues may vary as a percentage of total revenues in the future as a result of a number of factors including: relative production volumes; the mix of product shipped and the varying proportion of MFPs versus consumables and upgrades; changes in production yields, especially those associated with the introduction of new products; risk of inventory obsolescence and excess inventory; pricing pressures in the market; and vendor quality or supply problems.

     Cost of product revenues increased 35% to $16.0 million from $11.9 million for the years ended December 31, 1998 and 1997, respectively. In 1998 the year end review of inventory resulted in an increase in reserves of $350,000. Approximately half of this charge related to reduced MFP demand and half to previously inventoried marketing materials. Despite this adjustment, product gross margins expanded to 31.6% from 27.0% for the years ended December 31, 1998 and 1997, respectively. The improvements in gross margin for JetFax branded products and consumables were due to manufacturing efficiencies, higher volumes, and a shift in mix to the newer Series M900 product lines, the aggregate of which more than offset a decline in average selling price of MFPs and the inventory reserve adjustment.

     The Company purchases print engines for its Series M900 product line in Yen from Oki Data Corporation and includes exchange gains and losses related to Yen-based purchases and hedging activity in cost of goods sold. In order to reduce the potential volatility related to the ongoing Yen liability, the Company entered into a Yen hedge in August 1997. As the Yen weakened during the year ended December 31, 1998, the average exchange rate for purchases improved to 133 from 122 Yen to the dollar for the year ended December 31, 1997. As a result of this rate improvement, cost of goods sold was lowered by over $300,000. Hedging activity generated a loss of $12,000 for the year ended December 31, 1998. Given the considerable expense associated with maintaining the Yen hedge, coupled with the recent strengthening of the Yen in relation to the dollar, the Company decided to terminate its Yen hedge in September 1998.

     Cost of Software and License Revenues.     Cost of software and license
revenues consists primarily of royalties paid for licensed technology included in the Company's products, amortization of purchased technology, and the duplication and packaging expense associated with software sold in the retail market. Cost of software and license revenues decreased 8% to $710,000 from $770,000. The increase in per unit royalty revenues generated a corresponding increase in per unit royalties payable for certain technology licensed from others for the year ended December 31, 1998. This was in turn offset by reduced expenses related to retail software sales as the Company withdrew from the retail channel distribution market.

     Research and Development.     Research and development expenses were
essentially flat at $5.4 million for the years ended December 31, 1998 and 1997, respectively. Average engineering headcount increased to 45 from 39 for the years ended December 31, 1998 and 1997, respectively. The related increase in engineering compensation expense was effectively offset by (1) reduced prototype, materials and external consultant charges and (2) the non-recurrence of acquisition-related DocuMagix retention bonuses of
$150,000 from December 1997.   As a percent of revenue, research and
development expense declined to 18%, a result of the increase in revenue.

     Selling and Marketing.     Selling and marketing expenses consist
primarily of personnel related costs and commissions, travel and entertainment expenses, advertising and promotional expenses, marketing communications, customer support, and service and facilities expenses. Selling and marketing expenses increased 20% to $7.3 million from $6.0 million for the year ended December 31, 1998 and 1997, respectively. An additional $1.3 million in promotional efforts including dealer incentives, advertising, and public relations in support of the Series M900 product accounted for the period increase. This was offset to a minor degree by the non-recurrence of acquisition-related DocuMagix retention bonuses of $77,000
from December 1997.     As a percentage of revenues, selling and marketing
expenses declined slightly to 24%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

from 27% for the year ended December 31, 1998 from the year ended December 31, 1997, as the rise in revenue outpaced the increase in marketing charges.

     General and Administrative.     General and administrative expenses
include personnel related costs for administrative, finance, and executive personnel, outside professional fees, and facilities expenses. General and administrative expenses decreased 15% to $2.6 million from $3.0 million for the years ending December 31, 1998 and 1997, respectively. Elimination of redundant costs related to facilities, business insurance, and legal and accounting services, effective with the acquisition of DocuMagix accounted for the drop in expense. Expenses related to public company disclosures, e.g., reporting to shareholders and SEC filings, more than offset the non-recurrence of DocuMagix retention bonuses of $169,000. As a percentage of revenues, general and administrative expenses declined to 9% from 13% for the year ended December 31, 1998 from the year ended December 31, 1997.

     Acquisition Charges and Related Expense.     Acquisition charges
related to the purchase of substantially all the assets of the Crandell Group, Inc. in July 1996 and the purchase of DocuMagix, Inc. through a pooling of interests transaction which closed in December 1997. There were no acquisition related charges for the year ended December 31, 1998; there were a total of $2.1 million in acquisition charges for the year ended December 31, 1997. The Crandell Group's $1.7 million portion of the 1997 acquisition charges was comprised of: a $1.0 million compensation payment in July 1997, acquisition charges of $0.6 million for a variable equity award classified as compensation; and compensation expenses of $56,000 associated with royalties related to the continuing employment of the founders of the Crandell Group. The $425,000 DocuMagix portion of the 1997 acquisition charges was primarily comprised of legal and accounting costs related to the pooling of interests transaction and the estimated lease obligation for the previous DocuMagix facility.

     Interest and Other Income (Expense). Interest and other income, net increased to $365,000 from $111,000 for the year ended December 31, 1998 and 1997, respectively. Interest income from investments was essentially flat at $300,000, while interest expense declined to zero from $119,000. Foreign exchange gains (losses) increased to $19,000 from ($58,000) for the years ended December 31, 1998 and 1997, respectively.

     Provision for Income Taxes.     Due to the Company's net losses, there
were no provisions for federal or state income taxes for the year ended December 31, 1998 or the year ended December 31, 1997. Income tax provisions of $80,000 and $96,000 for the year ended December 31, 1998 and 1997, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.

     Net Loss.   The net loss for the year ended December 31, 1998 was $1.5 million or $0.13 per share. The net loss for the year ended December 31, 1997 was $6.2 million or $0.84 per share including acquisition-related charges of $2.1 million related to the acquisition of the Crandell Group ($1.7 million) and DocuMagix ($425,000). Excluding acquisition-related charges and a one-time bonus ($396,000) associated with the retention of DocuMagix employees prior to the acquisition, the pro forma net loss for the year ended December 31, 1997 was $3.7 million or $0.50 per share.

Twelve Months Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

     Revenues.   Total revenues increased 13% to $23.0 million for the
twelve months ended December 31, 1997 from $20.4 million for the twelve months ended December 31, 1996. Revenues from the historical operations for the Company rose 18% to $20.8 million from $17.6 million and those of DocuMagix decreased 20% to $2.2 million from $2.8 million.

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

     Software and technology licensing fees decreased 2% to $4.5 million for the twelve month period ended December 31, 1997 from $4.6 million for the twelve month period ended December 31, 1996. The software and technology licensing fees from the Company's historical operations grew 24% to $2.4 million in 1997 from $1.9 million in 1996. The 1997 year included significant licensing fees from the Company's software licensing and from the Hewlett-Packard project, which more than offset the decline due to the end of life of Xerox products for which The Company earned royalties. Software and technology licensing fees for DocuMagix fell 25% to $2.1 million for 1997 from $2.7 million in 1996, as its separate Internet software products were withdrawn from the market and emphasis was focused on the third quarter launch of a new version of PaperMaster which incorporated Internet capabilities.

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

     Research and Development.     Research and development expenses were
comprised mainly of personnel related costs, engineering prototypes and supplies, payments to engineering contractors, computer equipment depreciation and facilities expenses. Research and development expenses increased 67% to $5.4 million in 1997 from $3.2 million in the prior year. As a percentage of revenues, research and development expenses increased to 23.3% for 1997 from 15.8% for 1996. The year to year research and development increase for the Company's historical operations was $2.2 million or 106%, while such expenses at DocuMagix (which include $150,000 of retention bonuses payable to research and development employees) fell $17,000 or 1%. The increases in research and development expense resulted primarily from: (i) the additional software development personnel added with the acquisition of the Crandell Group in July 1996, (ii) additional personnel added in 1997 as the year end research and development headcount for the Company's historical operations increased from 22 to 41, (iii) external consultant and prototype expenses, and (iv) DocuMagix retention bonuses. The Company believes that the development and introduction of new products is critical to its success and expects that research and development expenses will increase on a dollar basis in the future, although at a lower rate than that experienced in 1997.

     Selling and Marketing.     Selling and marketing expenses consisted
primarily of personnel related costs and commissions, travel and entertainment expenses of direct sales and marketing personnel, advertising and promotional expenses, marketing communications, customer support, and service and facilities expenses. Selling and marketing expenses decreased 15% to $6.0 million in 1997 from $7.1 million in the prior year. The year to year selling and marketing expenses increase for the Company's historical operations was $105,000 or 2.8%, while such expenses at DocuMagix (which include $77,000 of retention bonuses payable to selling and marketing employees) fell $1.2 million or 35% in conjunction with scaling back expenses to match the lower revenues and the change in product direction away from Internet related products. As a percentage of revenues, selling and marketing expenses fell to 26.3% in 1997 from 34.9% in 1996 due to marketing expenses decreasing as revenues increased.

     General and Administrative.     General and administrative expenses
included personnel related costs for administrative, finance, and executive personnel; outside professional fees; facilities expenses; and retention bonuses for DocuMagix employees. General and administrative expenses increased 33% to $3.0 million in 1997 from $2.3 million in 1996. The increase in the year to year general and administrative expenses for the Company's historical operations was $649,000 or 60.5%, while such expenses at DocuMagix (which include $169,000 of retention bonuses payable to general and administrative employees) increased $99,000 or 1%. The increases were primarily due to higher expenses for personnel, facilities, business insurance, hiring, and DocuMagix retention bonuses. As a percentage of revenues, general and administrative expenses rose to 13.2% in 1997 from 11.2% in 1996.

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

     Interest and Other Income (Expense).     Interest and other income
(expense) consisted primarily of interest income (expense), foreign exchange gains (losses), and miscellaneous items of other income (expense). Interest and other income (expense) increased to $111,000 for the twelve months ended December 31, 1997 from $(76,000) for the comparable period of the prior year. The Company's historical operations generated $262,000 of interest income during 1997 while DocuMagix incurred interest expense of $75,000 for the same time period. Total interest expense for 1996 was $104,000.
Foreign exchange losses were $58,000 for 1997 versus $13,000 for 1996.

     Provision for Income Taxes.     Due to the Company's net losses, there
were no provisions for federal or state income taxes for the twelve months ended December 31, 1997 or the twelve months ended December 31, 1996. The income tax provisions of $96,000 for 1997 and $107,000 for 1996 primarily related to foreign withholding taxes on certain development fees.

         Net income (loss).    The net loss for 1997 was $6.2 million or
$0.84 per share including acquisition-related charges of $2.1 million related to the acquisition of the Crandell Group ($1.7 million) and DocuMagix ($425,000). Excluding acquisition-related charges and a one-time retention bonus ($396,000) associated with the retention of DocuMagix employees prior to the acquisition, the pro forma net loss for 1997 was $3.7 million or $0.50 per share compared with a net loss of $4.9 million for the twelve months ended December 31, 1996. Prior to the acquisition-related charges and the one-time retention bonus, $905,000 of the 1997 loss resulted from the Company's historical operations and $2.8 million was attributable to the operations of DocuMagix.

Liquidity and Capital Resources

     The Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and its 1997 initial public offering of common stock. The total amount of equity raised through December 31, 1998 was $42.6 million through a series of private financing rounds and the Company's June 1997 initial public offering.

     At December 31, 1998, the Company had $1.5 million available under its bank credit facility under which there were no borrowings at December 31, 1998. This lending facility is collateralized by substantially all of the Company's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of the Company's eligible outstanding domestic accounts receivable. The revolving line of credit was renegotiated on September 2, 1998, terminates on August 23, 1999, and is subject to renegotiation at that time. The line of credit contains certain covenants which include the requirements that the Company maintain tangible net worth (as defined) of $5.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0, and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. The Company was in compliance with all such covenants at December 31, 1998, except the quarterly net income covenant for which the Company received a waiver dated March 10, 1999.

     Cash and short term investments decreased to $4.1 million at December 31, 1998 from $7.2 million at December 31, 1997. Significant cash outlays included a $400,000 minority investment in Oasis Semiconductor and a $200,000 warehouse dock leasehold improvement. Inventories increased to $4.5 million from $4.0 million at December 31, 1998 and 1997, respectively, a result of higher stocking levels to support the growth in consumables revenue. Accounts receivable decreased to $4.4 million from $4.8 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

at December 31, 1998 and 1997, respectively, which was principally the result of the withdrawal of PaperMaster from the retail distribution channel, partially offset by increased product revenues and their related receivables. Accounts payable decreased $895,000 to $777,000 at December 31, 1998 from $1.7 million at December 31, 1997. Further reduction of payables assumed through the DocuMagix acquisition and a slowdown in inventory related purchases accounted for the drop.

     Investing activities for the year ended December 31, 1998 used cash of approximately $0.6 million for: $0.6 million of property purchases, and $0.2 million for other asset purchases, partially offset by $0.2 million net proceeds of short-term investments. There were no borrowing activities for the twelve months ended December 31, 1998.

     The Company currently believes that its cash equivalents and short-term investments, together with available borrowings under its line of credit, and funds from current and anticipated operations, will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months. If the Company acquires one or more businesses or products, the Company's capital requirements could increase substantially. In the event of such an acquisition or should any unanticipated circumstances arise which significantly increase the Company's capital requirements, there can be no assurance that necessary additional capital will be available on terms acceptable to the Company, if at all.

Factors That May Affect Operating Results

     The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Part IV -
Item 14 of this Annual Report on Form 10-K.

     Risks Associated with Internet-related Revenues.   The market for
Internet-related document communications is very new and is evolving rapidly. The Company expects that a significant portion of its revenues in the future will be generated through its eFax Service and ancillary products. There can be no assurance, however, that the Company's subscriber base will continue to expand rapidly, that users will be willing to pay fees for premium services, or that the subscriber base will grow large enough to be capable of generating advertising revenue.

     Dependence on Intellectual Property Rights; Risk of Infringement.   The
Company's success is heavily dependent upon its intellectual property. To protect its proprietary rights, the Company relies on a combination of copyright, trade secret and trademark laws, patents, nondisclosure agreements and other contractual restrictions. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, OEMs and strategic partners and limits access to and distribution of its designs, software and other proprietary information. Despite these efforts, the Company may be unable to effectively protect its proprietary rights and, in any event, enforcement of the Company's proprietary rights may be expensive. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     As the number of patents, copyrights, trademarks and other intellectual property rights in the Company's industry increases, the Company's intellectual property increasingly may become the subject of infringement claims. The Company has in the past received communications asserting that the Company's trademarks or products infringe the proprietary rights of other parties or seeking indemnification against such infringement. The Company is generally required to agree to indemnify its OEMs from third party claims asserting such infringement. There can be no assurance that third parties will not assert infringement claims against the Company or its OEMs in the future. Any such claims, regardless of merit, could be time consuming, result in costly litigation, cause revenue delays or require the Company to enter into royalty or licensing agreements that may not be available, or available on terms acceptable to the Company. The failure of the Company to develop, or license on acceptable terms, a substitute technology could have a material adverse effect on the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

 Company's business, financial condition and results of operations.

     Potential Fluctuations in Quarterly Results.   The Company in the past
has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many
factors.   These factors include: 1) acceptance and timing of new products integrating fax technology with the Internet; 2) the size and timing of development or software licensing agreements; 2) the timing of new introductions or phase-out of the Company's branded products, 3) fluctuations in end user demand for the Company's branded and OEM products; and 4) seasonal trends, competition and pricing. The Company expects that its operating results will continue to fluctuate as a result of these and other factors.

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

     Possible Volatility of Stock Price.   The trading price of the Common
Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of technological innovations or new services by the Company or its competitors, announcements of significant acquisitions or strategic partnerships by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, and news reports relating to trends in its markets. Further, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's Common Stock, regardless of its operating performance.

     Risks Associated with Change in Focus of the Company's Business.   The
Company has historically focused primarily on the development, manufacture and sale of its branded MFPs and currently derives a substantial portion of its revenues from the sale of its branded MFPs. The Company expects that its revenue growth will be dependent, in part, on expansion of Internet-based document services and further licensing of the Company's embedded system technology and software products. However, there can be no assurance
that the Company will realize growth in revenues from such sales.   If such
growth in revenues does not occur and if revenues from the sale of the Company's branded MFPs were not to continue at past growth rates, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Continued Growth of Electronic Commerce.   The Company
intends to derive a significant portion of its revenues from its eFax Service and ancillary products. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. As a result, a sufficiently broad base

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of consumers may not adopt and continue to use the Internet and other online services as a medium of commerce. Web-based advertising and selling premium services are relatively new and it is difficult to predict the extent of further growth, if any. In addition, the Internet may not prove to be a viable commercial marketplace for reasons such as potentially inadequate development of network infrastructure or enabling technologies and performance improvements to support increased levels of Internet activity. If the use of the Internet and other online services does not continue to increase or increases more slowly than expected, if the infrastructure for the Internet and online services proves to be inadequate to effectively support expansion, or the Internet does not become a viable commercial marketplace, it could have a material adverse effect on the Company's business, financial condition and results of operation.

     Dependence on OEMs.   The Company has derived a significant portion of
its revenues from licensing of its embedded system technology and software and from development services to OEMs. The Company currently has OEM relationships with Hewlett-Packard Company, Oki Data Corporation, and Konica Business Systems. The Company anticipates that a significant portion of its revenues will be derived from OEMs in the future and that the Company's revenues will be dependent upon, among other things, the ability and willingness of OEMs to develop and promote MFPs that incorporate the Company's technology. The ability and willingness of these OEMs to do so is based upon a number of factors, which include the Company's ability to complete timely development of turnkey designs for them. No assurance can be given as to the ability or willingness of the Company's OEMs to continue developing, marketing and selling products incorporating the Company's technology. The loss of any of the Company's significant OEMs could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Dealers and Distributors.   The Company has derived a
substantial portion of its revenues from sales of its branded MFPs through dealers and distributors. The Company expects that sales of these products through its dealers and distributors will continue to account for a substantial portion of its revenues for the foreseeable future. The Company currently maintains distribution relationships with dealers associated with IKON Office Solutions, a national group of office equipment dealers and A. Messerli AG, one of the Company's office equipment dealers located in Switzerland. Each of the Company's dealers and distributors can cease marketing the Company's products with limited notice and with little or no penalty. The loss of one or more of the Company's major dealers and distributors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's dealers and distributors also offer competitive products manufactured by third parties. There can be no assurance that the Company's dealers and distributors will give priority to the marketing of the Company's products as compared to its competitors' products. Any reduction or delay in sales of the Company's products by its dealers and distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

     History of Operating Losses; Accumulated Deficit.   The Company had
annual net losses since inception. The Company's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $29.2 million as of December 31, 1998. There can be no assurance that the Company will achieve profitability on a quarterly or annual basis in the future.

     Risks Associated with Technological Change.   The market for the
Company's products and services is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. As the market for Internet-based document communication and handling grows, it will begin to exert more pressure for advanced features at economical pricing. The MFP market already expects development and release of new products with better performance and improved features at competitive price points. As the complexity of product development increases and the expected time-to-market continues to decrease, the risk and difficulty in meeting such schedules increases as well as the costs to the Company and its OEMs. In addition, the Company, its OEMs and their competitors, from time to time, may announce new products, capabilities or technologies that may replace or shorten the life cycles of the Company's branded products and software and the OEM products incorporating the Company's technology. The Company's success will depend on, among other things, market acceptance of the Company's product offerings and the ability of the Company and its OEM customers to respond to industry changes and market demands. Any failure to anticipate or respond adequately to the rapidly changing technology and evolving industry standards

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and needs, or any significant delay in development or introduction of new and enhanced products and services, could result in a loss of competitiveness or revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Highly Competitive Industry.   The market for Internet-related
document communication and handling is a newly emerging one and competitors are just beginning to appear. The Company anticipates that it will need to provide good service and scale the business rapidly to meet demand, to create name recognition for the Company in advance of those competitors, to build its subscriber base prior to any significant entry by the competition, and to continue to expand and improve on its eFax Service offerings.

     The Company's technology, development services and software primarily compete with solutions developed internally by OEMs. Virtually all of the Company's OEMs have significant investments in their existing solutions and have the substantial resources necessary to develop competing multifunction technologies and software that may be implemented into their products. The Company also competes with technologies, software and development services provided in the MFP market by other systems and software suppliers to OEMs. With respect to MFP embedded system technologies, the Company competes with, among others, Peerless Systems Corporation, Personal Computer Products, Inc. and Xionics Document Technologies, Inc. With respect to desktop software, the Company competes with, among others, Caere Corporation, Simplify Development Corporation, Smith Micro Software, Inc., Visioneer Inc., Wordcraft International and Xerox. In the newly evolving market for fax-to-e-mail services, competitors include JFAX, an existing business, and CallWave, a start-up that is just introducing its product.

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

     The Company anticipates increasing competition for its MFPs, technologies, software under development, and Internet services. Most of the Company's existing competitors, many of its potential competitors and all of the Company's OEMs have substantially greater financial, technical, marketing and sales resources than the Company. In the event that price competition increases, competitive pressures could cause the Company to reduce the cost of its eFax Service offerings, to reduce the price of its branded products, to reduce the amount of royalties received on new licenses and to reduce the fees for its development services in order to maintain existing business and generate additional product sales and license and development revenues, which could reduce profit margins and result in losses and a decrease in market share. Such competitive pressures would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel.   The Company is largely dependent upon
the skills and efforts of its senior management, particularly Edward R. Prince, III (''Rudy Prince''), its President and Chief Executive Officer, and Lon Radin, its Vice President of Engineering, and other officers and key employees, some of whom only recently have joined the Company. The Company maintains key person life insurance policies on Rudy Prince and Lon Radin. None of the Company's officers or key employees are covered by an employment agreement with the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel, especially engineering, has recently increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     Effect of Rapid Growth on Existing Resources; Potential Acquisitions. The Company has grown rapidly in recent years. A continuing period of rapid growth could place a significant strain on the Company's

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, procedures and controls, and to attract, retain, motivate and effectively manage its employees. There can be no assurance that the Company will be able to manage its growth effectively and failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. The Company has no present commitments nor is it engaged in any discussions or negotiations with respect to possible acquisitions. No assurance can be given that any acquisition by the Company will not materially and adversely affect the Company or that any such acquisition will enhance the Company's business.

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

     Certain components used in the Company's products are available only from one source. The Company is dependent on Oki America, Inc. (''Oki America''), as the supplier of major components, including the printer engine, of the Series M900. Oki America is also a competitor of the Company. The Company is also dependent on American Microsystems, Inc. (''AMI'') to provide unique application specific integrated circuits (''ASICs'') incorporating the Company's imaging and logic circuitry, Motorola, Inc. (''Motorola'') to provide microprocessors, Pixel Magic, Inc., a subsidiary of Oak Technology, Inc. (''Pixel''), to provide a specialized imaging processor and Conexant Systems, Inc (''Conexant'') to provide modem chips. If Oki America, AMI, Motorola, Pixel or Conexant were to limit or reduce the sale of such components to the Company, or if such suppliers were to experience financial difficulties or other problems which prevented them from supplying the Company with the necessary components, it could have a material adverse effect on the Company's business, financial condition and results of operations. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations.

      International Activities.   Revenues from sales to the Company's
customers outside the United States account for a significant portion of the Company's total revenues. The international market for the Company's branded products and products incorporating the Company's technology and software is highly competitive. Risks inherent in the Company's international business activities also include currency fluctuations and restrictions, the burdens of complying with a wide variety of foreign laws and regulations, longer accounts receivable cycles, the imposition of government controls, risks of localizing and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

internationalizing products to local requirements in foreign countries, trade restrictions, tariffs and other trade barriers, restrictions on the repatriation of earnings and potentially adverse tax consequences, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Substantially all of the Company's international sales are currently denominated in U.S. dollars and, therefore, increases in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in foreign markets. Because of the Company's international activities, it faces certain currency exposure and translation risks. For example, the Company purchases certain key components pursuant to purchase contracts denominated in foreign currency.

     Dependence on Single Manufacturing Facility; Risks Related to Potential
Disruption.   The Company's manufacturing operations are located in its
facility in Northern California. In addition, a number of the suppliers of components for the Company's products and providers of outsourced assembly, upon which the Company relies, are located in Northern California. Since the Company does not currently operate multiple facilities in different geographic areas, or have alternative sources for many of its components or outsourced assembly, a disruption of the Company's manufacturing operations, or the operations of its suppliers, could cause the Company to cease or limit its manufacturing operations and consequently have a material adverse effect on the Company's business, financial condition and results of operations.

     Readiness for Year 2000.     Readiness for year 2000 refers to the
issue surrounding computer programs that use two digits rather than four to define a given year. These programs might read a date using "00" as the year 1900 rather than the year 2000 and which therefore could cause a system failure or miscalculation.

     The Company's manufacturing facilities date from October 1996 and are not believed to be vulnerable in any significant way to Year 2000 non-information technology system failures. In August 1998 the Company renovated its existing telephone system at a cost of approximately $40,000, also bringing it into Year 2000 compliance. The Company has invested approximately $367,000 and will continue to make certain investments estimated not to exceed $50,000 in its software systems and applications to ensure the Company's information systems are Year 2000 compliant. The necessary funds to support these renovations have come from the Company's operating budget and future funding is not anticipated to require special funding outside of historical levels for this item. The financial impact to the Company of the Company's Year 2000 compliance effort has not been and is not anticipated to be material to its financial position or results of operations in any given year. For example, during 1997 and 1998, the Company purchased and implemented new manufacturing and accounting information systems with a total capitalized cost of $338,000. The Company has obtained written assurances from the vendor, QAD Inc., that the systems are Year 2000 compliant, but has not conducted internal testing of the system readiness.

     The Company believes that its current products are Year 2000 compliant. Certain of the Company's older products, which may not be Year 2000 compliant are no longer under warranty and the Company believes it has no obligation related to these products. If the Company is mistaken in this assessment, the Company could incur expenses in defending legal actions for breach of contract or causes of action. There can be no assurances that such expenses will not be material to the Company's financial position or results of operations.

     As discussed above, the Company has recently implemented new information systems and accordingly does not anticipate any internal Year 2000 issues from those information systems, databases or programs. However, the Company could be adversely impacted by Year 2000 issues faced by major distributors, suppliers, customers and financial service organizations with which the Company interacts. The Company expects to complete its assessment of the potential impact of these ancillary issues by May 1, 1999. There can be no assurances that the Company will be able to detect all potential failures of the Company's and/or third parties' computer systems. A significant failure of the Company's or a third party's computer system could have a material adverse effect on the Company's business, financial condition and results of operations, but the Company is unable at this time to assess what might be the extent of such effect. The Company intends to complete a contingency plan by July 1, 1999, detailing actions that would be taken in the event that such a failure occurs.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following disclosures about the Company's market risk involve forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company faces exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could impact its results of operations and
financial condition.   The Company does not use derivative financial
instruments for speculative purposes.

     Short-term Investments.   At December 31, 1998, the Company held $2.8
million in short-term investments consisting of high quality financial instruments with an original maturity of from three to fifteen months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1998, the fair market value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

     Foreign Currency Exchange Rate. Historically, the Company's primary exposure has related to significant purchases of materials for manufacture of its Series M900 product line which were denominated in Yen. In order to reduce the potential volatility related to its ongoing Yen liability, the Company has occasionally purchased foreign currencies and held them during the contract term. At December 31, 1998 the Company did not hold a hedge position against a foreign currency exposure.

     During the year ended December 31, 1998, the average exchange rate for purchases denominated in Yen improved to 133 Yen to the dollar from 122 Yen to the dollar for the year ended December 31, 1997, generating a reduction in cost of goods sold of over $300,000. Assuming a similar volume of purchases denominated in Yen, and that the Company does not enter into a hedge in order to minimize volatility of its Yen liability for that period, a return to 1997 average exchange rates for purchases of 122 Yen to the dollar or lower could increase cost of goods sold by $300,000 or more. At December 31, 1998 the Company had purchase commitments denominated in Yen of 47,871,000; should there be a 10% change in average exchange rates to 120 from the 1998 average of 133 Yen to the dollar, the cost of those purchases would increase approximately $40,000. There can be no assurance that the exchange rate will not fall below 120 Yen to the dollar and thus that the Company will not experience an even higher increase in the cost of goods sold if it has not elected to hedge prior to that time.

     The Company does maintain cash balances denominated in British Pound Sterling, Irish Punt, French Francs, and German Deutschemarks. If foreign exchanges rates were to weaken against the dollar immediately and uniformly by 10 percent from the exchange rate at December 31, 1998, the fair value of these foreign currency amounts would decline by an immaterial amount.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are set forth in Item 14 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of stockholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

     The executive officers of the Company, and their ages as of December 31, 1998, are as follows:

            Name                  Age             Position
-------------------------------   ---  ------------------------------------
Rudy Prince....................    41  Chief Executive Officer and Chairman
                                       of the Board
Robert A. Pollock..............    46  President and Chief Operating Officer
Ronald P. Brown................    45  Vice President of Marketing
Michael Crandell...............    43  Vice President of Software
John L. Jacobson...............    31  Vice President of Manufacturing and
                                       Hardware Development
Allen K. Jones.................    51  Vice President of Finance, Chief
                                       Financial Officer and Secretary
Gary P. Kapner.................    37  Vice President of US Sales
Lon B. Radin...................    48  Vice President of Engineering


     Rudy Prince co-founded the Company and has served as its President and
     -----------
Chief Executive Officer and a member of the Board of Directors since August 1988. Mr. Prince was appointed as the Chairman of the Board of Directors in October 1996. From June 1985 to February 1988, Mr. Prince was the Vice President of Sales and Marketing at Entropic Speech, Inc., a manufacturer of telecommunications products. Prior to that, Mr. Prince served as Sales Manager with Digicon, Inc., a geophysical contractor (''Digicon''), from March 1980 to June 1985. From August 1978 to March 1980, Mr. Prince served as a marketing representative with the Data Processing Division of International Business Machines Corporation. Mr. Prince holds a B.S. in Mechanical Engineering from the University of Texas at Austin. Mr. Prince is the son of Edward R. Prince, Jr., a director of the Company.

	Robert Pollock joined the Company in March 1999 as  President and Chief
     --------------
Operating Officer. From January 1998 to February 1999 Mr. Pollock was a consultant serving in interim management positions for a variety of technology companies, including Chief Executive Officer for NameSecure.com, an Internet domain name service provider, and Vice President of Sales and Marketing for E-Traffic, an enterprise software company providing
interactive commerce technology and marketing services.   Mr. Pollock was
founder and Chief Executive Officer of Pacific Micro Marketing, Inc. from
April 1983 to December 1997, a high technology sales and marketing firm whose client list includes Apple Computer, Eastman Kodak and NV Philips.
Mr. Pollock holds a B.S. degree in Business Administration from San Jose
State University  and an M.B.A. from St. Mary's College.


     Ron Brown joined the Company in August 1998 as the Vice President of
     ---------
Marketing. Mr. Brown was a founding partner in the Internet start-up, Musicvine from February 1997 to August 1998, concentrating on Web-casting
sponsorships for large companies.   From February 1994 to February 1997, Mr.
Brown was vice president of worldwide corporate marketing for SyQuest Technology, a manufacturer of removable storage devices for personal computers. From April 1993, until it was acquired by Artisoft, Inc. in February 1994, Mr. Brown was vice president of marketing for Eagle Technology, a manufacturer of networking products. Mr. Brown holds a B.A. degree in Advertising and an M.B.A. from San Jose State University.

     Michael Crandell joined the Company in July 1996 as the Vice President
     ----------------
of Software. From January 1993 to July 1996, Mr. Crandell served as the President of the Crandell Group, the assets of which were purchased by the Company in July 1996. Prior to that, Mr. Crandell served as the President of Crandell Development Corporation, a software development company from November 1984 to December 1992. From 1981 to November 1984, Mr. Crandell worked as a Software Engineer with Compucorp, Inc. Mr. Crandell holds a B.A. in Religious Studies from Stanford University.

     John L. Jacobson joined the Company in November 1995, and most recently
     ----------------
held the position of Manufacturing Manager. Mr. Jacobson was appointed Vice President of Manufacturing and Hardware in November 1998. Prior to joining the Company, Mr. Jacobson spent eight years with the Electronics Division of Ford Motor Company, where he held various positions in manufacturing and product engineering. Mr. Jacobson holds a B.S. in Electrical Engineering from Marquette University, and a M.S. in Manufacturing Systems Engineering from Stanford University.

     Allen K. Jones joined the Company in May 1996 as the Vice President of
     --------------
Finance, Chief Financial Officer and Secretary. From January 1976 to January 1996, Mr. Jones served in various positions with Varian Associates, Inc., a diversified electronics company, most recently as the Vice President and Controller from January 1995 to January 1996 and prior to that as the Vice President and Treasurer from May 1990 to December 1994. Mr. Jones holds a B.S. in Chemical Engineering from Cornell University and a M.B.A. from the Wharton School of Finance at the University of Pennsylvania.

     Gary P. Kapner joined the Company in September 1990 as the Technical
     --------------
Services Manager. Since 1994, Mr. Kapner has been responsible for the JetFax products sales in North America. Mr. Kapner was appointed Vice President of U.S. Sales in November 1997. Mr. Kapner's role was also expanded in 1998 to include international responsibilities as well. From June 1988 to September 1990, Mr. Kapner served as National Technical Services Manager for Payfax, Inc. From May 1987 to 1988, Mr. Kapner worked in the Product Diagnostic Center for NEC's Western Region Fax Division.

     Lon B. Radin co-founded the Company and serves as the Vice President of
     ------------
Engineering and a member of the Board of Directors of the Company. Dr. Radin also served as the Chairman of the Board of Directors from August 1988 to October 1996. From 1986 to 1988, Dr. Radin was the sole proprietor of L-Tel Laboratories, a developer of digital fax telephone devices. From 1981 to 1986, Dr. Radin served in various positions, most recently as the Director of Software and Manager of Research with Time & Space Processing, Inc., a software developer of telecommunications products for the defense industry. Prior to that Dr. Radin served as a software services consultant for The Systems Group, an engineering consulting firm from 1976 to 1981. Dr. Radin holds a B.S. in Physics and Mathematics from the University of Michigan and a Ph.D. and an M.A. in Mathematics from the University of California at Berkeley.


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of stockholders and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions with Management" in the Company's Proxy Statement to be filed in connection with the Company's 1999 annual meeting of stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   (a)   The following documents are filed as part of this Report:


       1.  Financial Statements.
           ---------------------

                                                                        Page
                                                                        ----
        Independent Auditors' Report...................................  32
        Consolidated Balance Sheets as of December 31, 1998 and 1997...  33
        Consolidated Statements of Operations for the Year Ended
          December 31, 1998, the Year Ended December 31, 1997, and the
          Nine Months Ended December 31, 1996..........................  34
          Consolidated Statements of Stockholders' Equity (Deficit) the
          Year Ended December 31, 1998, the Year Ended December 31, 1997,
          and the Nine Months Ended December 31, 1996..................  35
        Consolidated Statements of Cash flows for the Year Ended
          December 31, 1998, the Year Ended December 31, 1997,
          and the Nine Months Ended December 31, 1996..................  36
        Notes to Consolidated Financial Statements.....................  37


        2. Financial Statement Schedules.
           ------------------------------

        Schedule II - Valuation and Qualifying Accounts (see page 51) Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

        3. Exhibits.
           ---------

        Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as Exhibits by Item 14(a)(3).

  10.2** 1989 Stock Option Plan, as amended and restated, and forms of Stock Option Agreements thereunder.
  10.3** 1995 Stock Plan, as amended and restated, and form of Stock Option Agreement thereunder.
  10.4** 1997 Director Stock Option Plan and form of Stock Option Agreement thereunder.
  10.5** 1997 Employee Stock Purchase Plan and forms of agreements thereunder.
  10.28** Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and Steven J. Carnevale.
  10.29** Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and Thomas B. Akin.

-------------
**     Incorporated by reference to the identically numbered exhibits filed in response to Item 16(a), "Exhibits", of the Company's Registration Statement on Form S-1, as amended, (File No. 333-23763), which was declared effective on June 10, 1997.

     (b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

     (c) Exhibits Pursuant to Item 601 of Regulation S-K. The exhibits required by this Item are listed in the Exhibit Index attached hereto, which is incorporated by reference.

     (d)     Financial Statement Schedules.   The financial statement
schedule required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eFax.com, Inc.:

     We have audited the accompanying consolidated balance sheets of eFax.com, Inc. (formerly JetFax, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1998 and 1997, and the nine-month period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of eFax.com, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and the nine-month period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1, in 1998, the Company has adopted Staff Accounting Bulletin No. 98 in the computation of earnings per share for all periods presented.

DELOITTE & TOUCHE LLP

San Jose, California
February 8, 1999
(April 9, 1999 as to Note 14)


            EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)


                                                 December 31,   December 31,
                                                     1998           1997
                                                -------------   ------------
ASSETS

Current assets:

  Cash and cash equivalents.....................  $  1,305        $  4,200
  Short-term investments........................     2,808           3,024
  Trade receivables, net of allowances of: $277
    in 1998 and $656 in 1997....................     4,402           4,820
  Inventories...................................     4,519           4,029
  Prepaid expenses..............................       247             277
                                                  --------        --------
       Total current assets.....................    13,281          16,350

Property, net...................................     1,339           1,160
Other assets....................................     1,595           1,346
                                                  --------        --------
Total assets....................................  $ 16,215        $ 18,856
                                                  ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................  $    777        $  1,672
  Accrued liabilities...........................     1,576           1,864
                                                  --------        --------
       Total current liabilities................     2,353           3,536
                                                  --------        --------

Deferred revenue................................        25              49

Commitments and contingencies (Note 7 and 14)...

Stockholders' equity:

  Convertible preferred stock, $0.01 par
    value; 5,000,000 shares authorized, shares
    outstanding: none in 1998 and 1997..........        --              --
  Common stock, $0.01 par value; 35,000,000
    shares authorized, shares outstanding:
    11,873,711 in 1998 and 11,741,383 in 1997...       119             117
  Additional paid-in capital....................    42,946          42,881
  Accumulated deficit...........................   (29,228)        (27,727)
                                                  --------        --------
       Total stockholders' equity...............    13,837          15,271
                                                  --------        --------
Total liabilities and stockholders' equity......  $ 16,215        $ 18,856
                                                  ========        ========

               See notes to consolidated financial statements.


           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                    Nine
                                     Year Ended    Year Ended   Months Ended
                                    December 31,  December 31,  December 31,
                                        1998          1997          1996
                                    ------------  ------------  ------------
Revenues:
  Product.........................   $ 23,385       $ 16,281      $ 10,205
  Software and technology
   license fees...................      5,069          4,493         3,200
  Development fees................      1,779          2,246         1,468
                                     --------       --------      --------
    Total revenues................     30,233         23,020        14,873
                                     --------       --------      --------
Costs and expenses:
  Cost of product revenues........     16,005         11,886         8,441
  Cost of software and license
    revenues......................        710            770           517
  Research and development........      5,445          5,355         2,554
  Selling and marketing...........      7,267          6,046         5,212
  General and administrative......      2,592          3,031         1,726
  Acquisition and related expenses          -          2,106             -
                                     --------       --------      --------
    Total costs and expenses......     32,019         29,194        18,450
                                     --------       --------      --------
Loss from operations..............     (1,786)        (6,174)       (3,577)
                                     --------       --------      --------
Other income (expense), net:
  Interest income.................        320            310            40
  Interest expense................         (1)          (120)          (26)
  Other income (expense)..........         46            (79)          (14)
                                     --------       --------      --------
    Total other income, net.......        365            111             -
                                     --------       --------      --------
Loss before income taxes..........     (1,421)        (6,063)       (3,577)
Provision for income taxes........         80             96           107
                                     --------       --------      --------
Net loss..........................     (1,501)        (6,159)       (3,684)
Series P Redeemable Preferred
  Stock dividends.................          -            (68)         (116)
                                     --------       --------      --------
Net loss applicable to common
  stockholders....................   $ (1,501)      $ (6,227)     $ (3,800)
                                     ========       ========      ========
Net loss per share (Note 1):
  Basic...........................   $  (0.13)      $  (0.84)     $  (2.13)
                                     ========       ========      ========
  Diluted.........................   $  (0.13)      $  (0.84)     $  (2.13)
                                     ========       ========      ========
Shares used in computation:
  Basic...........................     11,784          7,389         1,784
                                     ========       ========      ========
  Diluted.........................     11,784          7,389         1,784
                                     ========       ========      ========

                See notes to consolidated financial statements.


                            EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (in thousands, except share amounts)

                                      Convertible                        Additional
                                    Preferred Stock      Common Stock     Paid-in     Accumulated
                                   ------------------ -----------------
                                     Shares  Amount     Shares   Amount    Capital      Deficit      Total
                                   --------- -------- ---------  ------  ----------- ------------  --------
Balances, April 1, 1996........... 6,293,978  $   63  1,725,550  $   17   $  20,355   $  (17,747)  $  2,688
Exercise of Common Stock options..         -       -     41,125       1           7            -          8
Sale of DocuMagix Common and
  Preferred Stock (exchanged
  for Common Stock in merger).....         -       -     22,411       -         236            -        236
Sale of DocuMagix warrants                 -       -          -       -           6            -          6
Cumulative dividends on Series F
  Convertible ($713) and Series P
  Redeemable ($116) Preferred Stock        -       -          -       -         713         (829)      (116)
Net loss..........................         -       -          -       -           -       (3,683)    (3,683)
                                   ---------  ------  ---------  ------    --------   ----------   --------
Balances, December 31, 1996....... 6,293,978      63  1,789,086      18      21,317      (22,259)      (861)
Employee Stock Purchase Plan......         -       -     16,948       -          77            -         77
Exercise of Common Stock Options..         -       -    105,374       1          27            -         28
Exercise of Common Stock Warrants.         -       -    516,782       5         269            -        274
Cumulative dividends on Series F
  Convertible ($240) and Series P
  Redeemable ($68) Preferred Stock         -       -          -       -         240         (308)       (68)
Warrant compensation expense
  (Note 2)........................         -       -          -       -         625            -        625
Issuance of Common Stock in
  connection with Initial Public
  Offering........................         -       -  2,750,000      27      19,329            -     19,356
Conversion of Convertible Preferred
  Stock to Common Stock at IPO....(6,293,978)    (63) 6,293,978      63           -            -          -
Conversion of Series F Cumulative
  Dividends.......................         -       -    162,703       2          (2)           -          -
Issuance of Common Stock for
  DocuMagix warrants..............         -       -      2,190       -           -            -          -
Issuance of Common Stock in exchange
  for DocuMagix convertible note           -       -    103,853       1         999            -      1,000
Adjustment to conform fiscal year
  of DocuMagix....................         -       -        469       -           -          999        999
Net loss..........................         -       -          -       -           -       (6,159)    (6,159)
                                   ---------  ------ ----------  ------    --------   ----------   --------
Balances, December 31, 1997.......         -       - 11,741,383     117      42,881      (27,727)    15,271
Employee Stock Purchase Plan......         -       -     51,492       -         157            -        157
Exercise of Common Stock Options..         -       -     53,245       1          21            -         22
Exercise of Common Stock Warrants.         -       -     67,591       1          (1)           -          -
Repurchase of Common Stock........         -       -    (40,000)      -        (112)           -       (112)
Net loss..........................         -       -          -       -           -       (1,501)    (1,501)
                                   ---------  ------ ----------  ------    --------   ----------   --------
Balances, December 31, 1998.......         -  $    - 11,873,711  $  119    $ 42,946   $  (29,228)  $ 13,837
                                   =========  ====== ==========  ======    ========   ==========   ========

                                See notes to consolidated financial statements.



          EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                                                                Nine Months
                                       Year Ended   Year Ended     Ended
                                      December 31, December 31, December 31,
                                          1998          1997        1996
                                      ------------ -----------  ------------
Cash flows from operating activities:
  Net loss............................ $ (1,501)    $  (6,159)    $ (3,684)
  Adjustments to reconcile net loss
    to net cash used for operating
    activities:
    DocuMagix net loss for the quarter
      ended March 31, 1997............        -           999            -
    Depreciation and amortization.....      705           539          208
    Gain (loss) on disposal of assets.        3             -            -
    Warrant compensation expense......        -           625            -
    Provision for (reversal of)
      inventory reserves and purchase
      commitment......................      350           292         (339)
    Changes in assets and liabilities:
      Trade receivables...............      418        (2,375)        (255)
      Inventories.....................     (840)       (1,769)         997
      Prepaid expenses................       30          (115)         (29)
      Accounts payable................     (895)         (819)      (2,251)
      Deferred revenue................      (24)           49            -
      Accrued liabilities.............     (288)          578         (344)
                                       --------      --------     --------
        Net cash used for operating
         activities...................   (2,042)       (8,155)      (5,697)
Cash flows from investing activities:
  Purchase of property................     (604)         (742)        (541)
  Purchase of short-term investments..  (10,044)       (3,024)           -
  Proceeds from sale of short-term
    investments.......................   10,260             -            -
  Increase in other assets............     (532)         (783)         (80)
  Acquisition of Crandell Group.......        -             -         (305)
  Net cash used for investing activities   (920)       (4,549)        (926)
Cash flows from financing activities:
  Proceeds from sale of Common Stock..      179        19,735           18
  Repurchase of Common Stock..........     (112)            -            -
  Repayment of related party notes
    payable...........................        -             -          (61)
  Line of credit borrowings, net......        -             -          450
  Equipment term note borrowings......        -             -          250
  Proceeds from issuance of notes payable     -           500          500
  Repayment of notes payable..........        -          (950)           -
  Redemption of Preferred Stock -
    Series P, net.....................        -        (2,794)           -
  Proceeds from Series F Convertible
    Preferred Stock-net...............        -             -          650
                                       --------      --------     --------
  Net cash provided by (used for)
    financing activities..............       67        16,491        1,807
                                       --------      --------     --------
Increase (decrease) in cash and cash
  equivalents.........................   (2,895)        3,787       (4,816)
Cash and cash equivalents, beginning
  of year.............................    4,200           413        5,229
                                       --------      --------     --------
Cash and cash equivalents, end of year $  1,305      $  4,200     $    413
                                       ========      ========     ========
Supplemental cash flow information:
  Interest paid....................... $      -      $    120     $      9
                                       ========      ========     ========
  Taxes paid-foreign withholding...... $     52      $     96     $    105
                                       ========      ========     ========
Supplemental noncash investing and
  financial information:
  Conversion of Convertible Preferred
    Stock to Common Stock at Initial
    Public Offering...................        -      $     63            -
                                       ========      ========     ========
  Issuance of Series G Convertible
    Preferred Stock for technology....        -                   $    225
                                       ========                   ========
  Cumulative dividends on Series F
    Convertible and Series P Redeemable
    Preferred Stock...................        -      $    308     $    829
                                       ========      ========     ========
  Acquisition of Crandell Group (Note 3):
    Fair value of assets acquired
    (includes intangibles of $540 and
    property of $15)..................        -             -     $    555
                                       ========      ========     ========
   Cash paid..........................        -             -         (305)
                                       ========      ========     ========
   Note payable to seller.............        -             -     $    250
                                       ========      ========     ========
   Issuance of Common Stock in exchange
     for DocuMagix outstanding Common
     and Preferred Stock..............        -             -     $    236
                                       ========      ========     ========
   Issuance of Common Stock in exchange
     for DocuMagix convertible note...        -      $  1,000            -
                                       ========      ========     ========

               See notes to consolidated financial statements.

         EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

1.  Nature of Business and Significant Accounting Policies

Nature of Business

     On February 8, 1999 JetFax, Inc. changed its name to eFax.com, Inc. ("eFax.com" or "the Company"). The Company was incorporated in Delaware in August 1988 and since that time has engaged in the development, manufacture and sale of its branded multifunction products (MFPs) and entered into agreements with a number of manufacturers (OEMs) of MFPs for the customization and integration of the Company's embedded system technology and desktop software in several OEM products.

     The Company acquired DocuMagix, Inc. on December 5, 1997 in a transaction accounted for as a pooling-of-interests. All financial data of the Company has been restated to include the historical information of DocuMagix, Inc.

Fiscal Period End

     Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31. The 40-week period from April 1, 1996 to January 4, 1997 is referred to herein as the nine months ended December 31, 1996. Fiscal years 1998 and 1997 include 52 weeks. For presentation purposes, the Company refers to its reporting years ended January 2, 1999, January 3, 1998, and January 4, 1997 as ending on December 31, 1998, 1997, and 1996, respectively.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain Significant Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the level of the allowance for potentially uncollectible accounts receivable, reserves for inventories, accrued OEM licensing revenues, product development revenues recognized on the percentage-of-completion basis, accrued warranty costs, and a valuation allowance for net deferred tax assets.

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

         EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996


     The Company operates in a very dynamic industry. The Company believes that changes in any of the following areas could have a negative impact on the Company's future financial position and results of operations: the fact that the Company's markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company's ability to respond to such changes; difficulties which the Company may experience in completing the development of turnkey designs for OEM customers, its color technology or other products; expansion of its business model to include Internet-based electronic and paper document communications; the fact that the multifunction and color markets targeted by the Company are at an early stage of development; the highly competitive nature of the markets for the Company's products; the phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology;
the Company's ability to attract and retain skilled personnel; the Company's reliance on third party suppliers for components used in the Company's products; the quarterly variability in the Company's bookings and design wins; and the Company's reliance on a relatively small number of OEM customers for a large percentage of its revenue.

Foreign Currency Translation and Hedging

     The Company's foreign subsidiary in Germany uses the U.S. dollar as the functional currency. Accordingly, assets and liabilities are translated using period-end exchange rates, except for inventories and property, plant and equipment, which are translated using historical rates. Revenues and costs are translated using historical rates. The resulting translation gains and losses are included in income as they are incurred. Foreign currency transaction gains and losses resulting from transactions denominated in other than the U.S. dollar are included in income as incurred. The Company's foreign gains were $19,000 for the year ended December 31, 1998 and its losses were $58,000 for the year ended December 31, 1997 and were insignificant in the period ended December 31, 1996.

     On occasion, the Company enters into firm purchase contracts with suppliers that are denominated in a foreign currency. The Company has occasionally purchased foreign currencies and held them during the contract term as a designated hedge of the purchase commitment. The foreign currency gains and losses from the foreign currency deposit are recognized as an offset to the foreign currency gains and losses from the firm purchase commitment. At December 31, 1997, the Company had Yen deposits of 115,000,000 which were designated as a hedge against Yen denominated firm purchase commitments; in September 1998 the Company closed its Yen account. At December 31, 1998 the Company did not hold a hedge position against a foreign currency.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, short-term investments and accounts receivable. Credit risk with respect to trade receivables is spread over a number of geographically diverse customers, who make up the Company's customer base. At December 31, 1998 and 1997, one customer accounted for 30% and 35% of total accounts receivable, respectively.

Cash Equivalents and Short-Term Investments

     Cash equivalents are highly liquid debt instruments acquired with an original maturity of three months or less. The recorded carrying amounts of the Company's cash and cash equivalents approximate their fair market value. Short-term investments are high quality financial instruments with an original maturity of three to fifteen months. The short-term investments are carried at cost, which approximates fair value.

Accounts Receivable

     Accounts receivable include unbilled amounts of $526,000, $1,469,723 and $364,000 relating to development revenues at December 31, 1998, 1997 and 1996, respectively (see ''Revenue Recognition'' below).

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. The Company's products typically experience short life cycles, and the Company estimates the market value of its inventory based on the anticipated selling prices adjusted for completion and selling costs. Should the Company experience a substantial unanticipated decline in the selling price of its products and/or demand thereof, a valuation adjustment and corresponding charge to operations could result. In addition, the Company uses subcontractors for the manufacture of certain of its products and/or components and occasionally enters into purchase commitments for such purchases. Consequently, the Company evaluates its exposure relative to such contracts and the estimated selling prices of the related products, adjusted for completion and selling costs, and accrues for losses, if anticipated.

Property

     Property is stated at cost or, for items under capital lease, at the present value of future minimum lease payments at the lease inception. Depreciation and amortization are computed using the straight-line method over estimated useful lives of one to five years or the lease term, whichever is appropriate.

Other Assets

     Other assets as of December 31, 1998 and 1997 include a minority investment in Oasis Semiconductor of $725,000 and $325,000, respectively, (accounted for using the cost method) and intangible assets (acquired software, eFax license, licensing contracts and covenants not to compete) of $870,000 and $1,021,000, net of accumulated amortization of $488,000 and $205,000, respectively. Amortization of intangible assets is computed using the straight line method over the estimated useful life of five years.

Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

     The Company accounts for income taxes under an asset and liability approach. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

Revenue Recognition

     Revenues from product sales to resellers, international distributors, OEMs and end users are recognized upon shipment. OEMs, end users, and international distributors have no rights of return while resellers have limited return rights. Allowances for potential returns and exchanges from resellers are provided at the time of sale based on historical returns and exchange experience. The Company defers revenue on sales to domestic distributors and recognizes the revenue when the distributor sells the
product to resellers.   The Company provides a ninety day warranty for parts
and service on its hardware products as well as ongoing technical support to the dealer network. The Company provides a limited amount of telephone technical support to its software customers. Estimated cost of warranty work is accrued when the revenue is recognized.

     The Company enters into development agreements with OEM customers for which it receives development fees with certain payments contingent upon attaining contract milestones. Development fee revenues are derived from customizing the Company's embedded system technology and software for inclusion in specific applications for its OEMs' products. The Company's development contracts with certain OEM customers have enabled the Company to accelerate its product development efforts. The Company

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

classifies all development costs related to such contracts as research and development expenses because such development fees have only partially funded the Company's product development activities, and the Company generally retains ownership of the technology developed under these agreements. The agreements typically provide for license and royalty payments to the Company based on the OEM customers' subsequent use of the technology in their products. Revenues from product development agreements are recognized using the percentage of completion method. Estimates are reviewed and revised periodically throughout the lives of the contracts. Any revisions are recorded in the accounting period in which the revisions are made. Royalties are recognized as earned, and include OEM product licensing revenues which are primarily determined based on the number of OEM units sold. Such revenues are initially recorded based on an estimate of such number of units and are adjusted upon the receipt of actual unit sales data from OEMs in the accounting period in which the information is received.

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

Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share has been computed using the weighted average of common shares outstanding. Potential common shares issuable upon exercise of options, warrants, convertible preferred stock and redeemable preferred stock have been excluded from the computation during all periods presented as their effect is antidilutive due to the Company's net losses. Accordingly at December 31, 1998, options and warrants to purchase approximately 2,530,000 common shares at a weighted average exercise price of $3.03 per share have been excluded from the computation. Such options and warrants will be included, using the treasury stock method, in periods where the Company reports net income and the average fair market value of the Company's common stock exceeds the exercise price. The net loss applicable to common stockholders and the shares used for the computation of basic and diluted loss per share are the same.

     In 1998, the Company adopted the requirements of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98, issued in February 1998, and began presenting its net loss per share data on a historical basis without giving retroactive effect to the conversion of the outstanding shares of convertible preferred stock that automatically converted into common shares in connection with the Company's June 1997 initial public offering (IPO) of common stock. The adoption of SAB No. 98 has been reflected in the net loss per share data for all periods prior to 1998.

     The pro forma computation set forth below includes in the weighted average number of shares outstanding the 6,293,978 shares of common stock issued in connection with the IPO upon the automatic conversion of the outstanding convertible preferred shares. Because of the significant increase in outstanding common shares that occurred as a result of the conversion of convertible preferred stock, management believes that the pro forma computation of net loss per share provides a useful and more meaningful comparison of year to year per share data.

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

                                                                 Nine
                                             Year Ended      Months Ended
                                            December 31,     December 31,
                                                1997             1996
                                            ------------     ------------
Net loss applicable to common stockholders.. $   (6,227)       $  (3,800)
                                             ==========        =========
Pro Forma net loss per share:
  Basic..................................... $    (0.61)       $   (0.46)
                                             ==========        =========
  Diluted................................... $    (0.61)       $   (0.46)
                                             ==========        =========

Shares used in pro forma computation:
  Basic.....................................     10,170            8,203
                                             ==========        =========
  Diluted...................................     10,170            8,203
                                             ==========        =========

Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996. There were no differences between the Company's comprehensive income and net income.

Disclosures about Segments of an Enterprise and Related Information

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement does not impact the Company's consolidated financial position, results of operations or cash flows. It is the Company's opinion that its business is a single reportable segment, which addresses the communication and handling of electronic and paper documents. Organizational structure and internal management reporting are not segmented, nor are there specific segment profitability responsibilities within management.

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. At December 31, 1998 the Company held no derivatives or hedge positions.

     On occasion, the Company enters into firm purchase contracts with suppliers that are denominated in a foreign currency. The Company has occasionally purchased foreign currencies and held them during the contract term as a designated hedge of the purchase commitment. The foreign currency gains and losses from the foreign currency deposit are recognized as an offset to the foreign currency gains and losses from the firm purchase commitment.

     The Company purchases print engines for its Series M900 product line in Yen from Oki Data Corporation and includes exchange gains and losses related to Yen-based purchases and hedging activity in cost of goods sold. In order to reduce the potential volatility related to the ongoing Yen liability, the Company entered into a Yen hedge in August 1997. At December 31, 1997 the Company had Yen deposits of 115,000,000 which were designated as a hedge against Yen denominated firm purchase commitments. Given the considerable expense associated with maintaining the Yen hedge, coupled with the recent strengthening of the Yen in relation to the dollar, the Company decided to sell its Yen hedge in September 1998. Hedging activity generated a loss of $12,000 for the year ended December 31, 1998.

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996


2. Business Combinations

     On December 5, 1997, the Company acquired DocuMagix, Inc. (DocuMagix) in a merger transaction pursuant to an Agreement and Plan of Reorganization (Agreement) entered into with DocuMagix on November 11, 1997. Under the Agreement, the Company issued 793,957 shares of its common stock in exchange for all outstanding common and preferred shares of DocuMagix, and all rights with respect to DocuMagix common stock under outstanding employee options were converted into rights with respect to the Company's common stock using the common stock exchange ratio of 0.004572. In addition, the Company issued 2,190 shares of its common stock to certain holders of DocuMagix warrants in exchange for such warrants and 103,853 shares of the Company's common stock were exchanged for $1.0 million of outstanding convertible notes payable by DocuMagix. The merger has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for all periods have been restated to reflect the combined operations of the two companies. The Company's fiscal year end is December (since it changed its fiscal year end from March to December beginning with the nine-month period ended December 31, 1996) while DocuMagix has used a June fiscal year. Accordingly, the consolidated statements of operations combine the Company's consolidated statements of operations for the year ended December 31, 1997, and the nine months ended December 31, 1996 with DocuMagix's statements of operations for the year ended December 31, 1997, and the nine months ended March 31, 1997, respectively. As a result, DocuMagix's results for the quarter ended March 31, 1997 have been included in both the nine month period ended December 31, 1996 and the year ended December 31, 1997. DocuMagix's unaudited revenues and net loss for this period are $438,000 and $999,000, respectively. The table below shows the composition of combined net revenues and net loss for each of the periods indicated (in thousands). For DocuMagix the periods indicated represent the Company's reporting period into which the DocuMagix financial information was combined.


                                                          Nine
                                    Year Ended        Months Ended
                                    December 31,       December 31,
                                        1997              1996
                                   -------------      -------------
Revenues:
---------
eFax.com (formerly JetFax, Inc.)...   $  20,808          $  12,862
DocuMagix..........................       2,212              2,011
                                      ---------          ---------
Combined...........................   $  23,020          $  14,873
                                      =========          =========
Net loss:
eFax.com (formerly JetFax, Inc.)...   $  (3,012)         $  (1,042)
DocuMagix..........................      (3,147)            (2,642)
                                      ---------          ---------
Combined...........................   $  (6,159)         $  (3,684)
                                      =========          =========


     In connection with the restatement of the consolidated financial statements to give effect to the pooling of interests transaction with DocuMagix, Inc., the Company adjusted DocuMagix, Inc.'s financial statements to conform its revenue recognition policies to those of eFax.com (the adjustment deferred revenue recognition on sales to distributors). The effect of the adjustment was to reduce revenue and increase net loss for the year ended December 31, 1997 by $15,000 and $12,000, respectively, and to increase revenue and decrease net loss by $438,000 and $351,000, respectively, for the nine months ended December 31, 1996.

     In July 1996, the Company acquired the assets of the Crandell Group, Inc. (the Crandell Group), a company in the business of developing and marketing software products, including certain products used in fax applications, some of which have previously been licensed by and used in the Company's products. The two principals of the Crandell Group (the Principals) entered into two-year employment agreements with the Company. The Company paid $250,000 upon the closing and $250,000 in July 1997, and incurred $55,000 of acquisition costs for a total purchase price of $555,000. The purchase price was allocated $540,000 to

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

proprietary software, licensing contracts and covenants not-to-compete (included in Other Assets, see Note 1) and $15,000 to property and equipment. The Company was obligated to make royalty payments to the shareholder/employees contingent upon continued employment and recorded acquisition expense of $1,056,000 and $228,000 for such payments for the years ended December 31, 1997 and 1996, respectively as compensation within research and development expense. The Company's obligation to make these payments terminated upon the closing of the Company's IPO in June 1997 in consideration of a one-time acquisition expense of $1.0 million. In connection with a 1996 amendment to the above agreements, the Company issued a warrant to the Principals to acquire 100,000 shares of common stock at an exercise price of $1.75 per share. Because the terms of the warrant were not fixed until the Company's IPO, the Company treated the warrant as variable and recorded $625,000 of compensation expense during 1997 included in acquisition expenses. The results of operations for the Crandell Group prior to its acquisition by the Company are not material and, accordingly, pro forma information is not disclosed.

3.     Inventories


     Inventories consist of (in thousands):

                                             December 31,    December 31,
                                                 1998           1997
                                             ------------   ------------
     Materials and supplies..................  $   1,982      $   1,776
     Work-in-process.........................         93            143
     Finished goods..........................      2,444          2,110
                                               ---------      ---------
     Total...................................  $   4,519      $   4,029


4.     Property


     Property consists of (in thousands):


                                             December 31,    December 31,
                                                 1998           1997
                                             ------------   ------------
     Furniture and fixtures..................  $   1,816      $   1,472
     Software................................        501            467
     Leasehold improvements..................        440            234
                                               ---------      ---------
     Total...................................  $   2,757      $   2,173
     Accumulated depreciation and amortization    (1,418)        (1,013)
                                               ---------      ---------
     Property-net............................  $   1,339      $   1,160

                                               =========      =========

5.     Accrued Liabilities


 Accrued liabilities consist of (in thousands):

                                             December 31,    December 31,
                                                 1998           1997
                                             ------------   ------------
     Compensation and related benefits.....  $     632      $     509
     Acquisition related accruals..........         22            375
     Royalties.............................         62            215
     Product warranty......................         78             94
     Other.................................        782            671
                                             ---------      ---------
     Total.................................  $   1,576      $   1,864
                                             =========      =========


        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

6.     Line of Credit and Notes Payable

     The Company has a line of credit agreement under which it may borrow up to $1.5 million at the bank's prime rate (7.75% at January 2, 1999) plus 0.5%. Borrowings are limited to 80% on eligible domestic receivables, are secured by all assets of the Company and are subordinate to stockholder notes and lien positions. The line expires in August 23, 1999. No borrowings were outstanding under the line of credit at December 31, 1998.

     The line of credit contains certain covenants which, among other things, require the Company to maintain tangible net worth (as defined) of $5.0 million, quarterly net income, a quick ratio of 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0 and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. At December 31, 1998, the Company was not in compliance with the quarterly net income covenant. Subsequent to year-end, the Company received a waiver of this covenant from the lender (See Note
14).


7.     Lease Commitments

     The Company leases its primary facility under an operating lease expiring January 2003. Rent expense is recognized on a straight-line basis over the term of the lease. The lease agreement requires the Company to pay property taxes and maintenance costs. For the year ended December 31, 1998, December 31, 1997, and the nine months ended December 31, 1996, rent expense was $572,000, $523,000, and $246,000, respectively. Future minimum annual rental payments for facilities leases are: 1999, $755,000; 2000, $563,000; 2001, $551,000; 2002, $551,000; 2003, $46,000 and none thereafter.


8.     Stockholders' Equity

     In June 1997, the Company completed an initial public offering of 2,750,000 shares of its common stock (selling shareholders sold an additional 750,000 shares in the offering) at a price of $8.00 per share. Concurrent with the offering, each of the 6,293,978 shares of convertible preferred stock then outstanding were converted into the same number of common shares and the 344,350 shares of Series P Redeemable Preferred Stock were redeemed for $2.8 million from the proceeds of the offering. In addition, 389,512 shares of common stock were issued upon the net exercise of warrants, 127,270 shares of common stock were issued upon the exercise of other warrants and 162,703 shares of common stock were issued upon conversion of cumulative unpaid dividends on Series F Preferred Stock. In 1998, 67,591 shares of common stock were issued upon the net exercise of warrants.

Preferred Stock

     The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. As of December 31, 1998, no shares of preferred stock were outstanding.

Stock Option and Purchase Plans

     The Company has an employee stock option plan and a nonemployee director option plan under which the Company may grant options to purchase up to 3,400,000 and 270,000 shares of common stock, respectively. At December 31, 1998, 1,417,048 and 125,000 shares, respectively, remain available for future grant under these plans. The terms for exercising options are determined by the Board of Directors and options expire at the earlier of ten years and one month or such shorter terms as may be provided in each

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

stock option agreement. In connection with the merger of DocuMagix (see Note
2), the Company assumed outstanding DocuMagix options using the common stock exchange ratio. At December 31, 1998, options to purchase 1,664 shares of the Company's common stock at a weighted average exercise price of $38.12 were outstanding pursuant to the DocuMagix options.

     The Company has reserved 500,000 shares of common stock for issuance pursuant to the 1997 Employee Stock Purchase Plan. The plan permits employees to purchase shares at 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. During 1997 and 1998, 16,948 and 51,492 shares, respectively, have been issued under the plan. At December 31, 1998, 431,560 shares are reserved for issuance under the plan.

     Stock option activity and balances, excluding DocuMagix option activity which is immaterial, are summarized as follows:


                                                             Weighted
                                                              Average
                                                Number     Exercise Price
                                              of Shares       Per Share
                                              ---------    --------------

Balance, March 31, 1996......................   129,650        $  0.190
Granted (weighted average fair market
 value $0.57)................................ 1,009,000           0.550
Canceled.....................................   (62,740)          0.270
Exercised....................................   (41,125)          0.200
                                              ---------        --------
Balance, December 31, 1996................... 1,034,785        $  0.540
Granted (weighted average fair market
  value $7.38)............................... 1,107,100           7.416
Canceled.....................................   (73,509)          4.349
Exercised....................................  (105,374)          0.272
Balance, December 31, 1997................... 1,963,002        $  4.288
Granted (weighted average fair market
  value $3.19)...............................   847,800           3.194
Canceled.....................................  (720,408)          5.961
Exercised....................................   (53,245)          0.404
                                              ---------        --------
Balance, December 31, 1998................... 2,037,149        $  3.343
                                              =========


              Options Outstanding                      Options Exercisable
----------------------------------------------------  ----------------------
                   Number       Weighted    Weighted    Number      Weighted
   Range of    Outstanding at   Average     Average  Exercisable  at Average
   Exercise      December 31,   Remaining   Exercise  December 31,  Exercise
    Prices          1998      Life (Years)   Price       1998         Price
---------------  ----------   -----------   --------  -----------   --------
$ 0.20 - $ 0.30     416,682       7.01      $  0.29     292,170     $  0.29
0.50   -   1.75     495,667       6.10         0.71     225,586        0.83
2.75   -   5.88     537,300       9.08         2.91      90,527        2.96
6.00   -   7.00      75,000       8.59         6.67      50,000        7.00
8.00   -   8.00     512,500       8.76         8.00     145,828        8.00
---------------   ---------       ----      -------     -------     -------
$ 0.20 - $ 8.00   2,037,149       7.83      $  3.34     804,111     $  2.56
===============   =========       ====      =======     =======     =======


     As discussed in Note 1, the Company uses the intrinsic value method specified by Accounting Principles Board Opinion No. 25 to measure compensation expense associated with issuing stock options and, accordingly, has recorded no such expense in the consolidated financial statements, as such issuances have been at the fair value of the Company's common stock at the date of grant.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) requires the disclosure of pro forma net income and earnings per share had the Company adopted

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

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

                                          Employee Stock Options
                               ------------------------------------------
                                                              Nine Months
                                 Year Ended      Year Ended      Ended
                                December 31,    December 31,  December 31,
                                    1998            1997         1996
                                ------------    ------------ -------------
Risk-Free Interest Rate.........   5.36%           5.76%        6.29%
Stock Volatility (*)............     100%             65%           -
Expected Life (in years)........       1               1            1
Dividends.......................       -               -            -


(*) 1997 :  65% subsequent to public filing; 0% prior to public filing


     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards (including awards under the Purchase Plan) had been amortized to expense over the vesting period of the awards, pro forma net loss available to common stockholders would have been $3,262,000 ($0.28 per share) for the year ended December 31, 1998, $6,706,000 ($0.91 per share) for the year ended December 31, 1997, and $3,813,000 ($2.14 per share) for the nine months ended December 31, 1996. However, because options vest over several years and grants prior to April 1, 1995 have been excluded from these calculations, the pro forma adjustments for the years ended December 31, 1998 and 1997, and the nine months ended December 31, 1996 are not indicative of future period pro forma adjustments, assuming grants are made in those years, when the calculation will apply to all applicable stock options.

     As of December 31, 1998, the Company has reserved or otherwise committed to issue 491,999 shares of Common Stock upon exercise of warrants.


9.     Income Taxes

     No federal and state income taxes were provided for the years ended December 31, 1998, December 31, 1997, and the nine months ended December 31, 1996 due to the Company's net losses. Foreign withholding taxes of approximately $52,000, $96,000 and $105,000 were paid during the years ended December 31, 1998, December 31, 1997, and the nine months ended December 31, 1996, respectively. The Company's effective tax rate differs from the federal statutory rate as follows (in thousands):

         EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

                                         Year         Year       Nine Months
                                         Ended        Ended         Ended
                                      December 31, December 31, December 31,
                                          1998        1997          1996
                                      ------------ ------------ ------------
Taxes computed at federal statutory
  rate of 35%........................   $   (554)    $ (2,156)     $ (1,289)
Effect of losses without tax benefit.        554        2,156         1,289
Foreign withholding taxes............         52           96           105
Other................................         28            -             2
                                        --------     --------      --------
Total provision......................   $     80     $     96      $    107
                                        ========     ========      ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's net deferred income tax asset are as follows (in thousands):

                                                 December 31,   December 31,
                                                     1998           1997
                                                 ------------   -----------
Deferred tax asset:
  Net operating loss carryforwards...............  $  7,283       $  7,031
  Tax credit carryforwards.......................       277            291
  Accounts receivable allowances.................       110            124
  Depreciation...................................        99            101
  Inventory valuation............................       173             91
  Nondeducted expense accrual....................       201            256
  Warranty reserve...............................        31             38
  Capitalized research and development...........        68            230
  Vacation accrual...............................       140             86
  Other..........................................       139            291
                                                   --------       --------
Total deferred tax assets........................     8,521          8,539
Valuation allowance..............................    (8,521)        (8,539)
                                                   --------       --------
                                                   $      -       $      -
                                                   ========       ========


     As a result of the Company's history of operating losses, management believes that the recognition of the deferred tax asset is considered less likely than not. Accordingly, the Company has fully reserved its net deferred tax assets as of December 31, 1998 and 1997. At December 31, 1998, consolidated net operating loss carryforwards of approximately $20 million and $7 million were available to offset future Federal and state taxable income, respectively, and research and development tax credits of $119,000 and $158,000 were available to offset future Federal and state income taxes, respectively. Current Federal and California tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company's ability to utilize its net operating loss and tax credit carryforwards could be limited according to these provisions. Management believes such limitation could result in the loss of carryforward benefits which expire from 2004 through 2017. The use of the above loss carryforwards is dependent upon the Company's ability to achieve profitability. The Company's net operating loss carryforwards attributable to its DocuMagix subsidiary before its acquisition are limited according to these provisions to approximately $380,000 per year or approximately $5.7 million and $1.9 million in total through the applicable federal and California carryforward periods, respectively.


10.     Employee Benefit Plan

     The Company has a 401(k) tax deferred savings plan for all eligible employees. Participants may

        EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

contribute a percentage of their compensation, which may be limited by the plan administrator or applicable tax laws. The Company may make discretionary matching contributions. Such matching contributions were immaterial for the year ended December 31, 1998, December 31, 1997, and the nine months ended December 31, 1996.

11.     Customer and Geographic Information

     Two customers accounted for 18% and 16%, respectively, of total revenues for the year ended December 31, 1998. The same two customers accounted for 19% and 13%, respectively, of total revenues for the year ended December 31, 1997. Two customers accounted for 18% and 9%, respectively, of total revenues for the nine months ended December 31, 1996.

     The following is a summary of revenues by geographic region (in thousands):

                                       Year           Year       Nine Months
                                      Ended           Ended        Ended
                                   December 31,   December 31,  December 31,
                                       1998           1997          1996
                                   ------------   ------------  ------------
   United States..................   $ 24,747       $ 16,386      $ 10,905
   Europe.........................      4,665          4,545         2,369
   Asia...........................        568          1,098         1,322
   Other..........................        253            991           277
                                     --------       --------      --------
   Total..........................   $ 30,233       $ 23,020      $ 14,873
                                     ========       ========      ========


12. Related Party Transactions

     Related party transactions and balances not otherwise disclosed herein were as follows (in thousands):

                                            December 31,     December 31,
                                                1998             1997
                                            ------------     ------------

    Sales to related party..................  $    31           $   167
    Purchases from related party............        -                12


     The Company has also granted a stockholder a nonexclusive royalty-free license to utilize certain of its intellectual property.


13.     Quarterly Results - Unaudited
(in thousands, except per share amounts)


                                             Three Months Ended
                                  ---------------------------------------
                                  Mar. 31,  June 30,  Sept. 30,  Dec.  31,
                                    1998      1998      1998       1998
                                  --------  --------  --------  ---------
Total revenues................... $  7,698  $  7,722  $  7,748   $  7,064
Income (loss) from operations.... $ (1,325) $     64  $    (85)  $   (441)
Net income (loss) applicable to
  common stockholders............ $ (1,289) $    114  $     37   $   (365)
Net income (loss) per share:
  Basic.......................... $  (0.11) $   0.01  $   0.00   $  (0.03)
  Diluted........................ $  (0.11) $   0.01  $   0.00   $  (0.03)
Shares used in computing per
  share amounts:
  Basic..........................   11,741    11,755    11,806     11,834
  Diluted........................   11,741    13,136    12,838     11,834


                                      48

         EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        Years Ended December 31, 1998, and 1997, and Nine Months
                         Ended December 31, 1996

                                             Three Months Ended
                                  ---------------------------------------
                                  Mar. 31,  June 30,  Sept. 30,  Dec.  31,
                                    1997      1997      1997       1997
                                  --------  --------  --------  ---------
Total revenues................... $   5,655  $  5,374  $  6,295   $  5,696
Loss from operations............. $  (1,547) $ (1,900) $   (289)  $ (2,438)
Net loss applicable to
  common stockholders............ $  (1,672) $ (1,957) $   (234)  $ (2,364)
Net loss per share:
  Basic.......................... $   (0.93) $  (0.43) $  (0.02)  $  (0.20)
  Diluted........................ $   (0.93) $  (0.43) $  (0.02)  $  (0.20)
Shares used in computing per
  share amounts:
  Basic..........................     1,795     4,513    11,599     11,649
  Diluted........................     1,795     4,513    11,599     11,649
Pro forma net loss per share:
  Basic.......................... $   (0.20) $  (0.21)
  Diluted........................ $   (0.20) $  (0.21)
Shares used in computing pro
  forma per share amounts:
  Basic..........................     8,233     9,196
  Diluted........................     8,233     9,196


       * See "Basic and Diluted Net Loss Per Share" in Note 1 for the determination of the number of shares used in computing net loss per share in accordance with the adoption of SEC Staff Accounting Bulletin No.98.


14. Subsequent Events

     On March 10, 1999, the Company received a waiver from the lender for the quarterly net income covenant.

     In early March 1999, E-Fax Communications, Inc. ("E-Fax Communications"), a California corporation, filed a complaint against eFax.com Inc., a Delaware corporation, in the United States District Court, Northern District of California. The Complaint alleged that the Company had engaged in trademark and service mark infringement and unfair competition in connection with the Company's use of the name "eFax.com." On April 9, 1999, the Company and E-Fax Communications signed a settlement agreement in which E-Fax Communications will dismiss all charges against the Company, transfer all rights to the mark "E-FAX" to the Company, stop all use of the "E-FAX" trademark, and change its corporate name. The Company has agreed to pay E-Fax Communications a combination of cash and Common Stock in an amount not exceeding $2.5 million based on the average share price of the Common Stock just prior to the stock registration becoming effective in the near term. The purchased trademark rights will become an asset of the Company and be amortized over the period of benefit, estimated to be seven to ten years. The parties consider the settlement a compromise of disputed claims and preferable to a possible extended legal proceeding with uncertain outcome.

                                                               Schedule II

                                eFax.com, Inc.
                          VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                 Balance at  Charged to           Balance at
                                Beginning of  Cost and  Deduction/   End of
                                   Period     Expenses  Write-off   Period
                                   ------     --------  ---------   ------
Year Ended December 31, 1998:
  Accounts receivable allowance... $ 656      $    -    $  (379)    $  277
                                   =====      ======    =======     ======

Year Ended December 31, 1997:
  Accounts receivable allowance... $ 559      $   133   $   (36)    $  656
                                   =====      ======    =======     ======

Nine Months Ended December 31, 1996:
  Accounts receivable allowance... $ 426      $   153   $   (20)    $  559
                                   =====      ======    =======     ======
  Accrued loss on inventory
    purchase commitment........... $ 649      $  (280)  $  (369)         -
                                   =====      ======    =======     ======

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, State of California on the 9th day of April, 1999.

                                                   EFAX.COM, INC.

                                        By:  /s/  EDWARD R. PRINCE, III
                                             -----------------------------
                                                Edward R. Prince, III,
                                             Chief Executive Officer and
                                                Chairman of the Board

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


          Signatures                  Title                       Date
--------------------------  -----------------------------   ----------------
/s/  EDWARD R. PRINCE, III  Chief Executive Officer and       April 9, 1999
--------------------------    Chairman of the Board
 (Edward R. Prince, III)     (Principal Executive Officer)

/s/  ALLEN K. JONES         Vice President of Finance,        April 9, 1999
--------------------------  Chief Financial Officer,
     (Allen K. Jones)       and Secretary (Principal
                            Financial and Accounting Officer)


/s/  THOMAS B. AKIN         Director                          April 9, 1999
--------------------------
   (Thomas B. Akin)

/s/  DOUGLAS Y. BECH        Director                          April 9, 1999
--------------------------
  (Douglas Y. Bech)

/s/  STEVEN J. CARNEVALE          Director                    April 9, 1999
---------------------------
  (Steven J. Carnevale)


/s/  CHUNG CHIU                   Director                    April 9, 1999
---------------------------
       (Chung Chiu )


/s/  EDWARD R. PRINCE, JR.        Director                    April 9, 1999
---------------------------
  (Edward R. Prince, Jr.)


/s/  LON B. RADIN                 Director                    April 9, 1999
---------------------------
      (Lon B. Radin)


/s/  ALBERT E. SISTO              Director                    April 9, 1999
---------------------------
    (Albert E. Sisto)


                                Exhibit Index
                                -------------

                                eFax.com, Inc.
               Exhibits Pursuant to Item 601 of Regulation S-K

     (a) Exhibits

     3.1**  Certificate of Incorporation of Registrant filed on August 3,
            1988, as currently in effect.
     3.2** Certificate of Amendment of Certificate of Incorporation, as filed on October 31, 1990.
     3.3** Certificate of Amendment of Certificate of Incorporation, as filed on August 13, 1991.
     3.4** Certificate of Amendment of Certificate of Incorporation, filed on February 12, 1996.
     3.5** Certificate of Amendment of Certificate of Incorporation filed on February 12, 1996.
     3.6** Certificate of Amendment of Certificate of Incorporation filed on November 4, 1996.
     3.7** Amended Certificate of Designation of Series A Preferred Stock, as currently in effect.
     3.8** Certificate of Designation of Series B Preferred Stock, as currently in effect.
     3.9** Certificate of Designation of Series C Preferred Stock, as currently in effect.
     3.10** Certificate of Designation of Series D Preferred Stock, as
            currently in effect.
     3.11** Certificate of Designation of Series E Preferred Stock, as
            currently in effect.
     3.12** Amended Certificate of Designation of Series E Preferred Stock,
            as currently in effect.
     3.13** Certificate of Designation of Series P Preferred Stock, as
            currently in effect.
     3.14** Certificate of Designation of Series F Preferred Stock, as
            currently in effect.
     3.15** Form of Restated Certificate of Incorporation of Registrant to be filed upon the closing of the Offering made under this Registration Statement.
     3.16** Amended and Restated Bylaws of Registrant, as currently in effect.
     3.17** Form of Amended and Restated Bylaws to be adopted effective as of the closing of the Offering made under this Registration
            Statement.
     3.18** Certificate of Ownership and Merger, merging eFax.com, Inc., a Delaware corporation and wholly owned subsidiary of JetFax, Inc., with and into JetFax, Inc. as filed on February 8, 1999.
     4.1**  Specimen Common Stock Certificate.
    10.1** Form of Indemnification Agreement between Registrant and each of its directors and officers.
    10.2** 1989 Stock Option Plan, as amended and restated, and forms of Stock Option Agreements thereunder.
    10.3**  1995 Stock Plan, as amended and restated, and form of Stock
            Option Agreement thereunder.
    10.4**  1997 Director Stock Option Plan and form of Stock Option
            Agreement thereunder.
    10.5** 1997 Employee Stock Purchase Plan and forms of agreements thereunder.
    10.6**  Lease Agreement dated December 1, 1992 between Registrant and
            Lincoln Menlo Phase I Associates Limited for Menlo Park,
            California office.
    10.7**  Lease dated December 18, 1991 between Crandell Development
            Corporation and Robert S. Grant for Santa Barbara, California office.
    10.8** Registration Rights Agreement dated March 5, 1997 by and among the Registrant and Rudy Prince, Lon B. Radin and Virginia
            Snyder.
    10.9** Stock and Warrant Purchase Agreement dated as of August 31, 1988 by and among Registrant and Purchasers of 299,995 shares of Series A Preferred, as amended February 1994.
    10.10** Preferred Stock Purchase Agreement dated as of December 16, 1988 by and among Registrant and purchasers of 336,000 shares of Series A Preferred, as amended February 1994.
    10.11** Preferred Stock Purchase Agreement dated as of June 22, 1989 by and between Registrant and David A. Brewer.
    10.12** Form of Subscription and Stock Purchase Agreement dated January
            1991 by and between Registrant and certain purchasers of Series
            A Preferred Stock.
    10.13** Form of Subscription and Stock Purchase Agreement dated July
            1989 by and between Registrant and certain purchasers of shares of Series B Preferred Stock.
    10.14** Form of Subscription and Stock Purchase Agreement dated December
            1989 by and between Registrant and certain purchasers of shares of Series B Preferred Stock.
    10.15** Form of Subscription and Stock Purchase Agreement dated
            August/September 1990 by and between Registrant and certain purchasers of shares of Series C Preferred Stock.






    10.16** Subscription and Stock Purchase Agreement for the purchase of shares of Series C Preferred Stock dated September 6, 1990 by and between Registrant and Draper Associates Polaris Fund.
    10.17**  Subscription and Stock Purchase Agreement dated September 7,
             1990 by and between Registrant and Adlar Turnkey Manufacturing
             Corporation.
    10.18**  Form of Subscription and Stock Purchase Agreement for shares of
             Series D and Series E Preferred Stock and Warrants dated July
             1991 by and between Registrant and certain purchasers of shares of Series D and Series E Preferred Stock.
    10.19**  Series E Preferred Stock Purchase Agreement dated August 18,
             1991, as amended as of January 30, 1996, by and between Registrant and Ailicec California Corporation.
    10.20**  Series F Preferred Stock Purchase Agreement dated as of March
             5, 1996 by and between Registrant and purchasers of Series F
             Preferred Stock.
    10.21**  Purchase and Debt Restructuring Agreement dated as of August 3,
             1994 by and between Registrant and Ailicec International
             Enterprises Limited.
    10.22**  Note Purchase Agreement dated August 3, 1994 by and between
             Registrant and certain purchasers of notes and warrants for the purchase of Common Stock.
    10.23** Warrant to Purchase Stock dated December 31, 1994 by and between Registrant and Ailicec International Enterprises
             Limited.
    10.24** Common Stock Purchase Warrant dated December 16, 1996, and an amendment thereto dated February 13, 1997, by and between Registrant and Michael Crandell.
    10.25** Common Stock Purchase Warrant dated December 16, 1996, and an amendment thereto dated February 13, 1997, by and between Registrant and Larry Crandell.
    10.26**  Asset Purchase Agreement dated July 31, 1996, as amended
             December 16, 1996, by and between Registrant and the Crandell
             Group, Inc.
    10.27^** Development Agreement dated September 25, 1991 and amended as of February 12, 1997 by and between Registrant and Ailicec
             International Enterprises Limited.
    10.28** Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and Steven J. Carnevale.
    10.29** Common Stock Purchase Option dated as of March 29, 1996 by and between Registrant and Thomas B. Akin.
    10.30**  Promissory Note to Lon B. Radin dated March 1, 1992 from
             Registrant.
    10.31^** Development and Supply Agreement dated June 30, 1995 by and between Registrant and Samsung Electronics Corporation.
    10.32^** Software License Agreement dated September 30, 1996 by and between Registrant and Oki Data Corporation.
    10.33^** Supply and License Agreement dated November 1, 1996 by and between Registrant and Pixel Magic, Inc.
    10.34^** Facsimile Product Development Agreement dated June 9, 1994 by and between Registrant and Xerox Corporation.
    10.35^** Facsimile Product Development Agreement dated November 23, 1994 by and between Registrant and Xerox Corporation.
    10.36^** Master Development, Purchase and Distribution License Agreement dated effective as of January 31, 1997 by and between Registrant and Hewlett-Packard Company.
    10.38**  Security Agreement dated July 31, 1996 by and between
             Registrant and the Crandell Group, Inc.
    10.39^** OEM Purchase Agreement dated February 22, 1995, as amended
             February 21, 1997, by and Between Registrant and Oki America,
             Inc.
    10.40** Loan and Security Agreement dated August 23, 1996 by and between Registrant and Cupertino National Bank & Trust and the amendment thereto dated March 11, 1997 and the amendment
             Thereto dated March 31, 1997.
    10.41**  Form of Dealer Agreement.
    10.42^** Agreement dated November 30, 1994 by and between the Crandell
             Group, Inc. and Intel Corporation as amended May 11, 1995, assigned and delegated to Registrant as of July 30, 1996 and as further amended December 23, 1996.
    10.43*** First Amendment dated September 15, 1997 to Lease Agreement dated April 4, 1997 between Registrant and Lincoln Menlo Phase
             I Associates Limited for Menlo Park, California office.
    10.44*** Second Amendment dated December 2, 1997 to Lease Agreement dated April 4, 1997 between Registrant and Lincoln Menlo Phase
             I Associates Limited for Menlo Park, California office, as amended September 15, 1997.
    10.45*** Sublease dated August 1, 1997 between Registrant and Systems &
             Software Consortium, Inc. Santa Barbara, California office.





    10.46*** Lease Agreement between Registrant and Landlord, K. Dalbey and
             M. Tachouet dated March 28, 1997 for Beaverton, Oregon office.
    10.47*** Lease Agreement between DocuMagix and Metropolitan Life
             Insurance Company dated November 1, 1995 for San Jose,
             California office.
    10.48 First Amendment to the Sublease Agreement made and entered into as of June 1, 1998 by and between JetFax, Inc. and Lara
             Technology, Inc.
    10.49 Sublease made and entered into as of April 1, 1998, by and between JetFax, Inc., and Silicon Valley Group, Inc., under the
             Master Lease dated November 1, 1995 between Spieker Properties,
             LP, successor and interest to Metropolitan Life Insurance
             Company, and as further modified by the Amendment dated
             September 17, 1996.
    10.50^^  Amended and Restated Loan and Security Agreement between the
             Registrant and Venture Banking Group, a division of Cupertino
             National Bank dated September 18, 1998.
    10.51#   Revision D to Master Development, Purchase and Distribution
             License Agreement dated as of December 22, 1998 by and between Registrant and Hewlett-Packard Company which incorporates by reference Master Development, Purchase and Distribution License
             Agreement dated effective as of January 31, 1997 by and between Registrant and Hewlett-Packard Company (Exhibit 10.36^**).
    21.1     Subsidiaries of Registrant.
    23.1     Independent Auditors' Consent and Report on Schedule (see page
             57).
    24.1     Power of Attorney (see Signature Page).
    27.1     Financial Data Schedule.
    27.2     Restated Financial Data Schedule.
    27.3     Restated Financial Data Schedule.
    27.4     Restated Financial Data Schedule.


-------------
** Incorporated by reference to the identically numbered exhibits filed in response to Item 16(a), "Exhibits", of the Company's Registration Statement on Form S-1, as amended, (File No. 333-23763), which was declared effective on June 10, 1997.
^ Confidential treatment has been granted with respect to certain portions of the exhibit and the omitted portions have been separately filed with the Commission.
*** Incorporated by reference to the identically numbered exhibits filed in response pursuant to Item 601 of Regulation S-K of the Company's filing on Annual Report on Form 10-K for the fiscal year ended January 3, 1998.
^^ Incorporated by reference to Exhibit 10.1 filed November 17, 1998, on Report on Form 10-Q for the quarter ended October 3, 1998.
# Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.