Form 10-Q
period 1999-04-03
EFAX COM INC
filed 1999-05-18
CIK 872901

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended April 3, 1999.

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                 to                    .
                                   ----------------   -------------------

                        Commission File Number  0-22561


                                 EFAX.COM, INC.
            (Exact name of Registrant as specified in its charter)


             Delaware                                77-0182451
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)


               1378 Willow Road, Menlo Park, California    94025
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






As of May 5, 1999 there were 12,415,655 shares of common stock, $.01 par value, outstanding.


This Report on Form 10-Q includes 173 pages with the Index to Exhibits located on page 22.


                       EFAX.COM, INC. AND SUBSIDIARIES
                                  INDEX TO
                             REPORT ON FORM 10-Q
                       FOR QUARTER ENDED APRIL 3, 1999


                                                                        Page
                                                                        ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheets - March 31, 1999
             and December 31, 1998.....................................   3

           Condensed Consolidated Statements of Operations - Three
             Months Ended March 31, 1999 and 1998......................   4

           Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1999 and 1998......................   5

           Notes to Condensed Consolidated Financial Statements........   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....  21


PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  21

Item 2.  Changes in Securities.........................................  21

Item 5.  Other Information.............................................  21

Item 6.  Exhibits and Reports on Form 8-K..............................  22

         Signature.....................................................  23


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

         EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)


                                                  March 31,    December 31,
                                                    1999         1998 (1)
                                                 ----------    ------------
                                                 (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents                       $   2,932     $   1,305
  Short-term investments                              1,058         2,808
  Accounts receivable, net                            4,905         4,402
  Inventories                                         4,008         4,519
  Prepaid expenses                                      200           247
                                                  ---------     ---------
    Total current assets                             13,103        13,281

Property, net                                         1,531         1,339
Other assets                                          1,625         1,595
                                                  ---------     ---------
Total assets                                      $  16,259     $  16,215
                                                  =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   1,948     $     777
  Accrued liabilities                                 1,352         1,576
                                                  ---------     ---------
    Total current liabilities                         3,300         2,353

Deferred revenue                                         25            25

Stockholders' equity:
  Convertible preferred stock, $0.01 par value;
    5,000,000 shares authorized, shares
    outstanding: none in 1999 and 1998                    -             -
  Common stock, $0.01 par value; 35,000,000
    shares authorized,  shares outstanding:
    12,376,796 in 1999 and 11,873,711 in 1998           124           119
  Additional paid-in capital                         43,330        42,946
  Accumulated deficit                               (30,520)      (29,228)
                                                  ---------     ---------
      Total stockholders' equity                     12,934        13,837
                                                  ---------     ---------
Total liabilities and stockholders' equity        $  16,259     $  16,215
                                                  =========     =========

(1) Derived from the December 31, 1998 audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


See notes to condensed consolidated financial statements.


         EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

               (in thousands, except per share amounts)


                                                    Three Months Ended
                                                        March 31,
                                                    --------------------
                                                       1999      1998
                                                    ---------  ---------
Revenues:
  Product                                           $   6,196  $   6,024
  Software and technology license fees                  1,148      1,342
  Development fees                                        426        332
                                                    ---------  ---------
    Total revenues                                      7,770      7,698
                                                    ---------  ---------

Costs and expenses:
  Cost of product revenues                              4,304      4,286
  Cost of software and license revenues                   238        301
  Research and development                              1,655      1,451
  Selling and marketing                                 2,096      2,230
  General and administrative                              791        755
                                                    ---------  ---------
    Total costs and expenses                            9,084      9,023
                                                    ---------  ---------
Loss from operations                                   (1,314)    (1,325)

Other income (expense):
  Interest income                                          53         78
  Interest expense                                          -         (2)
  Other expense                                           (16)       (23)
                                                    ---------  ---------
    Total other income, net                                37         53
                                                    ---------  ---------

Loss before income taxes                               (1,277)    (1,272)

Provision for income taxes                                 15         17
                                                    ---------  ---------
Net loss                                            $  (1,292) $  (1,289)

Net loss per share:
  Basic                                             $   (0.11) $   (0.11)
                                                    =========  =========
  Diluted                                           $   (0.11) $   (0.11)
                                                    =========  =========

Shares used in computing net
  loss per share:
  Basic                                                12,009     11,741
                                                    =========  =========
  Diluted                                              12,009     11,741
                                                    =========  =========


See notes to condensed consolidated financial statements.


          EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
Cash flows from operating activities:
  Net loss                                            $  (1,292)   $  (1,289)
    Adjustments to reconcile net loss to net
      cash used for operating activities:
      Depreciation and amortization                         195           98
      Issuance of Common Stock for services                 208            -
      Changes in assets and liabilities:
        Trade receivables                                  (503)         566
        Inventories                                         511          622
        Prepaid expenses                                     47           21
        Accounts payable                                  1,171         (309)
        Deferred revenue                                      -          (24)
        Accrued liabilities                                (224)         252
                                                      ---------    ---------

           Net cash provided by (used for)
             operating activities                           113          (63)
                                                      ---------    ---------
Cash flows from investing activities:
  Maturity of short-term investments                      1,750            -
  Purchase of property                                     (314)        (206)
  Increase in other assets                                 (103)         (83)
                                                      ---------    ---------

           Net cash provided by (used for)
             investing activities                         1,333         (289)
                                                      ---------    ---------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                        181            -
                                                      ---------    ---------
           Net cash provided by financing activities        181            -
                                                      ---------    ---------
Increase (decrease) in cash and cash equivalents          1,627         (352)
Cash and cash equivalents, beginning of period            1,305        7,224
                                                      ---------    ---------
Cash and cash equivalents, end of period              $   2,932    $   6,872
                                                      =========    =========

Supplemental cash flow information:
  Interest paid                                       $       -    $       2
                                                      =========    =========

Supplemental non-cash investing and financial
  information:
  Conversion of accrued ESPP for purchase of
    Common Stock                                      $       -    $      76
                                                      =========    =========
    Issuance of Common Stock for services             $     208    $       -
                                                      =========    =========


See notes to condensed consolidated financial statements.

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



1.    Basis of Presentation

Interim Financial Information

    The accompanying condensed consolidated financial statements of eFax.com, Inc. and its wholly-owned subsidiaries ("eFax.com" or "eFax" or the "Company") as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

    This financial data should be read in conjunction with the audited financial statements and notes thereto included in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1998.

Fiscal Period End

    eFax.com uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, eFax.com refers herein to the 13-week periods ended April 3, 1999 and April 4, 1998 as the three months ended March 31, 1999 and 1998, respectively.

Per Share Information

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings (loss) per share also includes the dilutive impact of stock options and warrants. Common stock equivalents from options and warrants have been excluded from the computation during all periods presented as their effect is antidilutive due to eFax.com's net losses. Such options and warrants will be included, using the treasury stock method, in periods where eFax.com reports net income and the average fair market value of its common stock exceeds the exercise price. The net loss and the shares used for the computation of both basic and diluted loss per share are the same.



2.    Inventories

    Inventories consist of the following (in thousands):


                                                   March 31,      December 31,
                                                      1999            1998
                                                  ------------    ------------


              Materials and supplies               $     1,855     $     1,982
              Work-in-process                               77              93
              Finished goods                             2,076           2,444
                                                   -----------     -----------
                 Total                             $     4,008     $     4,519
                                                   ===========     ===========


           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                                (Unaudited)


3.    Accrued Liabilities

    Accrued liabilities consist of (in thousands):


                                                    March 31,      December 31,
                                                      1999            1998
                                                  ------------    ------------
              Compensation and related benefits    $       810     $       632
              Product warranty                              67              78
              Royalties                                     52              62
              Other                                        423             804
                                                   -----------     -----------
                Total                              $     1,352     $     1,576
                                                   ===========     ===========


4.    Comprehensive Income

    Effective January 1, 1998, eFax.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended March 31, 1999 and 1998, there were no differences between eFax.com's comprehensive loss and net loss.



5.    Disclosures about Segments of an Enterprise and Related Information

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement does not impact eFax.com's consolidated financial position, results of operations or cash flows. It is eFax.com's opinion that its business is a single reportable segment, which addresses the communication and handling of electronic and paper documents. Organizational structure and internal management reporting are not segmented, nor are there specific segment profitability responsibilities within management.



6.    Effect Of Changes In Accounting Principles

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. On a forward-looking basis, although eFax.com has not fully assessed the implications of this new statement, eFax.com does not believe adoption of this statement will have a material impact on eFax.com's financial position or results of operations.



7.    Subsequent Events

    In early March 1999, E-Fax Communications, Inc. ("E-Fax Communications"), a California corporation, filed a

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                                (Unaudited)



complaint against eFax.com Inc., a Delaware corporation, in the United States District Court, Northern District of California. The Complaint alleged that the Company had engaged in trademark and service mark infringement and unfair competition in connection with the Company's use of the name "eFax.com." On April 9, 1999, the Company and E-Fax Communications signed a settlement agreement in which E-Fax Communications will dismiss all charges against the Company, transfer all rights to the mark "E-FAX" to the Company, stop all use of the "E-FAX" trademark, and change its corporate name. The Company has agreed to pay E-Fax Communications a combination of cash and Common Stock in an amount not exceeding $2.5 million based on the average share price of the Common Stock just prior to the stock registration becoming effective. The purchased trademark rights will become an asset of the Company and be amortized over the period of benefit, estimated to be seven to ten years. The parties consider the settlement a compromise of disputed claims and preferable to a possible extended legal proceeding with uncertain outcome.

    On May 10, 1999, eFax.com entered into a purchase agreement with an investor for the private placement of $15 million of Series A Convertible Preferred Stock, convertible into Common Stock based upon the five-day average stock price prior to closing. The conversion price is subject to an adjustment after one year to the greater of the then current market price of the Common Stock or 60% of the initial conversion price. The agreement also includes 300,000 warrants exercisable at a 10% premium to the Series A Convertible Preferred Stock conversion price. The Series A Convertible Preferred Stock includes an 8% dividend payable in cash or common stock at the option of eFax.com. The closing occurred on May 13, 1999. eFax.com has agreed to file a registration statement for the resale of the shares of Common Stock acquired on conversion of the Convertible Preferred Stock and upon exercise of the warrants within 15 days after the closing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

    The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the ''Securities Act'') and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding eFax.com's expectations, hopes, intentions or strategies regarding the future. When used herein, the words ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''continue,'' ''estimate,'' ''project,'' ''intend'' and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect eFax.com's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to eFax.com on the date hereof, and eFax.com assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Report on Form 10-Q.

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

    eFax.com, Inc. is a leading developer and provider of integrated embedded system technology, branded products and desktop software solutions for the multifunction product ("MFP") market, which consists of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. eFax.com was incorporated in August 1988 and since that time has engaged in the development, manufacture and sale of its branded MFPs. eFax.com has also entered into agreements with a number of manufacturers for the customization and integration of eFax.com's embedded system technology and desktop software in OEMs' MFPs. The desktop software includes JetSuite, which resulted from eFax.com's July 1996 purchase of substantially all of the assets of the Crandell Group, Inc., and PaperMaster, which was acquired in a December 1997 pooling of interests transaction with DocuMagix, Inc. Building from this strong technology base, eFax.com is now emphasizing Internet applications for its document transmission and software expertise.

    eFax.com uses a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week periods from January 3, 1999 to April 3, 1999 and from January 4, 1998 to April 4, 1998 are referred to herein as the three months ended March 31, 1999 and March 31, 1998, respectively.

    eFax.com's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software; and (iii) development fees for the customization and integration of eFax.com's embedded system technology and desktop software in OEM products. Historically, product revenues have accounted for the majority of eFax.com's total revenues. For the three months ended March 31, 1999, product revenues, software and technology fees, and development fees as a percentage of total revenues, were 80%, 15%, and 6%, respectively, as compared to 78%, 17%, and 4% for the comparable period in the prior year.

    eFax.com in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements; initiation, expansion, reduction or termination of arrangements between eFax.com and significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand: currency fluctuations; and general economic conditions. eFax.com expects that its operating results will continue to fluctuate significantly as a result of these and other factors discussed under the heading "Factors That May Affect Operating Results".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

    The following table sets forth, as a percentage of total revenues, certain items in eFax.com's statements of operations for the periods indicated.

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
Revenues:
  Product                                                79.7%          78.3%
  Software and technology license fees                   14.8           17.4
  Development fees                                        5.5            4.3
                                                       ------         ------
    Total revenues                                      100.0%         100.0%
                                                       ------         ------

Costs and expenses:
  Cost of product revenues                               55.4           55.7
  Cost of software and licensing revenue                  3.1            3.9
  Research and development                               21.3           18.8
  Selling and marketing                                  27.0           29.0
  General and administrative                             10.2            9.8
                                                       ------         ------
    Total costs and expenses                            116.9          117.2
                                                       ------         ------
Loss from operations                                    (16.9)         (17.2)
Other income, net                                         0.5            0.7
                                                       ------         ------
Loss before income taxes                                (16.4)         (16.5)
Provision for income taxes                                0.2            0.2
                                                       ------         ------
Net loss                                                (16.6)%        (16.7)%
                                                       ======         ======


Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998


    Revenues.     Total revenues increased 1% to $7.8 million for the quarter
    --------
ended March 31, 1999 from $7.7 million for the quarter ended March 31, 1998.

    Product revenues rose 3% to $6.2 million from $6.0 million for the quarter ended March 31, 1999 and March 31, 1998, respectively. MFP unit sales were essentially flat for the quarters ended March 31, 1999 and March 31, 1998, while MFP revenues declined by 8% to $3.7 million from $4.0 million, driven by average selling price declines due to competitive pricing in the market. Consumable revenue increased 38% in the first quarter versus the year ago quarter, while accessories declined slightly by 5%.

    Software and technology licensing fees declined 15% to $1.1 million from $1.3 for the quarters ended March 31, 1999 and March 31, 1998, respectively, the result of withdrawal of the acquired PaperMaster software products from the retail distribution channel in mid-1998. Per unit royalties were flat in the first quarter versus the year ago quarter, but declined by 13% from the preceding quarter due to volume reductions for the H-P SureStore CD-Writer.

    Development revenue increased 28% to $.4 million from $.3 million for the quarters ended March 31, 1999 and March 31, 1998, respectively. Follow-on development efforts for the Hewlett-Packard contract are currently underway; conversely, in the year ago quarter the original contract was approaching completion and commencement of per unit royalty revenue generation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


International revenues declined to 16% of total revenues for the quarter ended March 31, 1999 from 20% for the comparable period in 1998, primarily the result of MFP average selling price declines. Two customers, Hewlett-Packard and IKON Office Solutions, accounted for $1.2 million (16%) and $1.0 million (14%), respectively, of total revenues for the quarter ended March 31, 1999, compared with $1.1 million (14%) and $1.4 million (18%), respectively, for the same year ago period. Additionally, Konica Business Technologies accounted for $828,000 (11%) of total revenues for the quarter ended March 31, 1999; no revenues from Konica were included in the prior year period.

    Cost of Product Revenues.     Cost of product revenues were flat at $4.3
    ------------------------
million for the quarters ended March 31, 1999 and March 31, 1998. Given the higher revenue in the current quarter, product gross margins expanded to 30.5% from 28.9% in the year ago quarter. Product mix between the lower cost Series M900 MFP relative to the earlier M5 product line accounted for the majority of the margin improvement, but was offset in part by the strengthening of the Yen in the quarter.

    eFax.com purchases print engines for its Series M900 product line in Yen from Oki Data Corporation and includes exchange gains and losses related to Yen-based purchases in cost of goods sold. For the quarter ended March 31, 1999 the average exchange rate for purchases weakened to 113 from 127 Yen to the dollar for the same year ago period. As a result of this rate change, cost of goods sold was increased by $137,000.

    Cost of Software and License Revenues.   Cost of software and license
    -------------------------------------
revenues decreased 21% to $238,000 from $301,000 for the quarters ended March 31, 1999 and March 31, 1998, respectively. The lower level of expenses was a result of reduced purchases of external engineering services, offset by start up costs related to eFax.com's new eFax(c) Service.

    Research and Development.     Research and development expenses increased
    ------------------------
14% to $1.7 million from $1.5 million for the quarters ended March 31, 1999 and March 31, 1998, respectively. Software development charges in support of the new eFax Service accounted for the increase. As a percentage of revenues, research and development expenses increased to 21% from 19% for the quarters ended March 31, 1999 and March 31, 1998, respectively.

    Selling and Marketing.    Selling and marketing expenses decreased 6% to
    ---------------------
$2.1 million from $2.2 million for the quarters ended March 31, 1999 and March 31, 1998, respectively. Initial external promotion costs of $800,000 associated with startup of the eFax Service were offset by a similar decrease in dealer incentives and other promotional efforts in support of the Series M900. Non-recurrence of statutory expenses related to the wholly-owned subsidiary, JetFax GmbH, in Germany accounted for the remainder of the decrease. As a percentage of revenues, selling and marketing expenses declined to 27% from 29% for the quarters ended March 31, 1999 and March 31, 1998, respectively.

    General and Administrative.     General and administrative expenses
    --------------------------
increased 5% to $791,000 from $755,000 for the quarters ended March 31, 1999 and March 31, 1998, respectively. Expenses related to the addition of the new president and chief operating officer were offset by the elimination of redundant administration costs incurred in the prior year quarter with the acquisition of DocuMagix. As a percentage of revenues, general and administrative expenses were flat at 10% for the quarters ended March 31, 1999 and March 31, 1998, respectively.

    Interest and Other Income (Expense).     Interest and other income, net,
    -----------------------------------
decreased to $37,000 from $53,000 for the quarters ended March 31, 1999 and March 31, 1998, respectively. Interest income from investments declined to $53,000 from $78,000, while foreign exchange losses decreased to $18,000 from $23,000 for the quarters ended March 31, 1999 and March 31, 1998, respectively.

    Provision for Income Taxes.     Due to eFax.com's net losses, there were no
    --------------------------
provisions for federal or state income taxes for quarters ended March 31, 1999 and March 31, 1998, respectively. Income tax provisions of $15,000 and $17,000 for the quarters ended March 31, 1999 and March 31, 1998, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.

    Net Loss.     The net loss for the quarter ended March 31, 1999 was $1.3
    --------
million or $0.11 per share. The net loss for the quarter ended March 31, 1998 was also $1.3 million or $0.11 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

    eFax.com has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and sales of common stock. The total amount of equity raised through March 31, 1999 was $43 million through a series of private financing rounds at both the Company and DocuMagix, and sales of common stock.

    At March 31,1999, eFax.com had $1.5 million available under its bank credit facility under which there were no borrowings at that date. This lending facility is collateralized by substantially all of eFax.com's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of eFax.com's eligible outstanding domestic accounts receivable. The revolving line of credit was renegotiated on September 18, 1998, and terminates on August 23, 1999. The line of credit contains certain covenants which include the requirements that eFax.com maintain tangible net worth (as defined) of $5.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0, and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. eFax.com was in compliance with all such covenants at March 31, 1999, except the quarterly net income covenant for which eFax.com received a waiver dated May 11, 1999.

    Cash, cash equivalents and short-term investments remained essentially flat for the period ended March 31, 1999 as compared to the period ended December 31, 1998. Inventories of $4.0 million at March 31, 1999 decreased from $4.5 million at December 31, 1998. Accounts receivable rose to $4.9 million at March 31, 1999 from $4.4 million, the result of the increased sales volume quarter to quarter, which was offset by improved collection on aged accounts. Accounts payable rose to $1.9 million at March 31, 1999 from $777,000 at December 31, 1998, driven by commitments for external promotions in support of the new eFax Service.

    Investing activities for the three months ended March 31, 1999 generated $1.3 million of cash: $1.8 million from sale of short-term investments, offset by $314,000 for property purchases, and $103,000 for investment in other assets.

     On May 10, 1999, eFax.com entered into a purchase agreement with an investor for the private placement of $15 million of Series A Convertible Preferred Stock, convertible into Common Stock based upon the five-day average stock price prior to closing. The conversion price is subject to an adjustment after one year to the greater of the then current market price of the Common Stock or 60% of the initial conversion price. The agreement also includes 300,000 warrants exercisable at a 10% premium to the Series A Convertible Preferred Stock conversion price. The Series A Convertible Preferred Stock includes an 8% dividend payable in cash or common stock at the option of eFax.com. The closing occurred on May 13, 1999. eFax.com has agreed to file a registration statement for the resale of the shares of Common Stock acquired on conversion of the Convertible Preferred Stock and upon exercise of the warrants within 15 days after the closing date.

    eFax.com currently believes that its cash and equivalents, together with proceeds from the recent private placement of convertible preferred stock, available borrowings under its line of credit, and funds from current and anticipated operations, will be sufficient to meet eFax.com's working capital and capital expenditure requirements for the next twelve months. If eFax.com acquires one or more businesses or products, eFax.com's capital requirements could increase substantially.


Factors That May Affect Operating Results

    eFax.com operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of those risks and uncertainties which may have a material adverse effect on eFax.com's business, financial condition or results of operations. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998, contained in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1998.

    This Quarterly Report on Form 10-Q and the documents incorporated by reference into this Quarterly Report on Form 10-Q may contain projections of results of operations and financial condition or other "forward-looking statements" which involve risks and uncertainties. The words "anticipate," "believe," "estimate," and "expect" and similar expressions when used in this prospectus in relation to eFax.com or its management are intended to identify such forward-looking statements. eFax.com's actual results, performance, or achievements could differ materially from these projections or forward-looking statements as a result of many factors, including those discussed in this "Factors That May Affect Operating Results" section of the Quarterly Report on Form 10-Q.

Our Quarterly Results are Uncertain and May Fluctuate.

    eFax.com in the past has experienced, and in the future may experience, significant fluctuations in its quarterly operating results. These fluctuations have been or may be caused by many factors, including:

       o acceptance and timing of new products combining fax technology with the Internet;

       o  the size and timing of development or software licensing agreements;

       o the timing of new introductions or phase-out of eFax.com's brand products;

       o fluctuations in consumer demand for eFax.com's brand products and for products which are made by eFax.com's manufacturing customers incorporating eFax.com's products; and

       o  seasonal trends, competition and pricing.

    eFax.com expects that its operating results will continue to fluctuate as a result of these and other factors.

    eFax.com has often received a substantial portion of its quarterly revenues during the last month of a quarter. These revenues frequently concentrate in the last weeks or days of a quarter. One reason for this is that eFax.com's brand products are primarily sold through dealers, and these dealers often place orders for products at or near the end of a quarter. The booking and shipping of one or more key orders at the end of a quarter may be delayed until the beginning of the next quarter or it may be cancelled. As a result, we are not able to predict future revenues with any significant degree of accuracy. For these and other reasons, we believe that period-to-period comparisons of eFax.com's results of operations are not necessarily meaningful. We believe that you should not rely upon these comparisons as indicators of future performance. It is likely that in future quarters, eFax.com's operating results will sometimes be below the expectations of public market analysts and investors. This could have a material adverse effect on the price of eFax.com's common stock.

    We believe that the accuracy of eFax.com's report of its quarterly license revenues received from its manufacturing customers has been, and will continue to be, dependent on the timing and accuracy of product sales reports which we receive from these manufacturing customers. Our manufacturing customers only provide these reports on a quarterly basis and this quarterly basis may not coincide with eFax.com's quarter. Our manufacturing customers may also delay or revise these reports. Therefore, we are required to estimate all of the recurring license revenues from manufacturing customers for each quarter. As a result, we will record an estimate of such revenues prior to public announcement of eFax.com's quarterly results. In the event the product sales reports we receive from our manufacturing customers are delayed or subsequently revised, we may be required to restate eFax.com's recognized revenues or adjust revenues for subsequent periods. This restatement or adjustment of revenues could have a material adverse effect on eFax.com's business, financial condition and results of operations and, as a result, the price of eFax.com's common stock.

The Price of eFax.com Stock May Be Volatile.

    The trading price of eFax.com's common stock is likely to be highly volatile. The price could be subject to wide fluctuations in response to factors such as:

       o actual or anticipated variations in eFax.com's quarterly operating results;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       o announcements of technological innovations or new services by eFax.com or its competitors;

       o announcements of significant acquisitions or strategic partnerships by eFax.com or its competitors;

       o changes in financial estimates and recommendations by securities analysts; and

       o  news reports relating to trends in eFax.com's markets.

    In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of eFax.com's common stock, regardless of eFax.com's actual operating performance.

We are Dependent on Intellectual Property Rights and There is Risk of Infringement.

    eFax.com's success is heavily dependent upon its intellectual property. To protect its proprietary rights, eFax.com relies on a combination of copyright, trade secret and trademark laws, patents, nondisclosure agreements and other contractual restrictions. As part of its confidentiality procedures, eFax.com generally enters into nondisclosure agreements with its employees, consultants, manufacturing customers and strategic partners. eFax.com also limits access to and distribution of its designs, software and other proprietary information. Despite these efforts, eFax.com may be unable to effectively protect its proprietary rights. In addition, enforcement of eFax.com's proprietary rights may be expensive. We cannot assure you that eFax.com's means of protecting its proprietary rights will be adequate. Nor can we assure you that eFax.com's competitors will not independently develop similar technology.

    As the number of patents, copyrights, trademarks and other intellectual property rights in eFax.com's industry increases, eFax.com's intellectual property may increasingly become the subject of infringement claims. In the past, eFax.com has received communications from other parties claiming that eFax.com's trademarks or products infringe the proprietary rights of these parties. eFax.com has also received communications asking for "indemnification" against such infringement. "Indemnification" means that eFax.com would promise to repay or reimburse the other party for loss or damages suffered by that other party as a result of infringement. eFax.com's manufacturing customers generally require eFax.com to reimburse or "indemnify" the manufacturing customers for claims of infringement from third parties. We can give you no assurance that third parties will not make infringement claims against eFax.com or its manufacturing customers in the future. Any of these claims, even if they have no legal merit, could be time consuming (especially for key management and technical personnel), result in costly litigation or cause delays in revenues. In addition, these claims could require eFax.com to enter into royalty or licensing agreements on terms unacceptable to eFax.com. If eFax.com fails to develop a substitute technology, or to license a substitute technology on acceptable terms, this could have a material adverse effect on eFax.com's business, financial condition and results of operations. As an example, eFax.com was recently sued by a E-Fax Communications which claimed that the use of the name "eFax.com" infringed this party's trademark rights. In settlement of the matter, eFax.com has agreed to pay E-Fax Communications a combination of cash and Common Stock in an amount not exceeding $2.5 million based on the average share price of the Common Stock just prior to the stock registration becoming effective.

Internet-related Revenues are Risky.

    The market for Internet-related document communication and handling services is very new and is evolving rapidly. eFax.com expects to rely significantly in the future on revenues generated through its "eFax" service, a free fax-to-e-mail service, and products which support this service. We cannot assure you, however, that the base of customers subscribing to our eFax(c) Service will continue to expand rapidly. Nor can we assure you that users will be willing to pay fees for premium services or that the subscriber base will grow large enough to be capable of generating advertising revenue. As a result, our revenues may not grow as anticipated, which would have a negative effect on our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


There are Risks Associated with the Change in the Focus of Our Business.

    Historically, eFax.com has focused primarily on the development, manufacture and sale of its brand multifunction products. eFax.com currently derives a substantial portion of its revenues from the sale of these brand multifunction products. However, eFax.com expects that its future revenue growth will be dependent, on expansion of its recently introduced Internet-based document services, such as its fax-to-e-mail service, and on further licensing of eFax.com's hardware and software technologies and software products. However, we cannot assure you that eFax.com will realize growth in
revenues from such sales.   If such growth in revenues does not occur and if
revenues from the sale of eFax.com's brand multifunction products do not to continue at past growth rates, it could have a material adverse effect on eFax.com's business, financial condition and results of operations.

We are Dependent on Continued Growth of Commerce over the Internet.

    eFax.com intends to derive a significant portion of its revenues from its fax-to-e-mail service, called "eFax", and related products. Rapid growth in the use of and interest in the Internet and online Internet services is a recent phenomenon. As a result, a sufficiently broad base of consumers may not adopt and continue to use the Internet and other online services as a way of purchasing and conducting business. Internet web-based advertising and the sales of premium Internet services are relatively new. It is difficult to predict the extent that these will grow, or if they will grow at all. In addition, the Internet may not prove to be a viable commercial marketplace for reasons such as potentially inadequate development of:

       o  Internet network infrastructure;

       o  technologies which enable use of the Internet; and

       o performance improvements to support increased levels of Internet activity.

    If any of the following take place, it could have a material adverse effect on eFax.com's business, financial condition and results of operation:

       o if the use of the Internet and other online services does not continue to increase or increases more slowly than expected;

       o if the infrastructure for the Internet and online services proves to be inadequate to effectively support expansion; or

       o  if the Internet does not become a viable commercial marketplace.


We are Dependent on Our Manufacturing Customers.

    eFax.com has derived a significant portion of its revenues from licensing of its software and hardware and software technologies to other parties and from providing development services to manufacturing customers. eFax.com currently has manufacturing relationships with Hewlett-Packard Company, Oki Data Corporation, and Konica Business Systems. eFax.com anticipates that it will derive a significant portion of its revenues in the future from its manufacturing customers and that eFax.com's revenues will be dependent upon, among other things, the ability and willingness of its manufacturing customers to develop and promote multifunction products that incorporate eFax.com's technology. The ability and willingness of these manufacturing customers to do this is based upon a number of factors, including eFax.com's ability to complete timely development of designs for them. We cannot give you any assurances regarding the ability or willingness of eFax.com's manufacturing customers to continue developing, marketing and selling products incorporating eFax.com's technology. The loss of any of eFax.com's significant manufacturing customers could have a material adverse effect on eFax.com's business, financial condition and results of operations.

We are Dependent on Our Dealers and Distributors.

    eFax.com has derived a substantial portion of its revenues from sales of its JetFax brand multifunction products

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

through dealers and distributors. eFax.com expects that sales of these products through its dealers and distributors will continue to account for a substantial portion of eFax.com's revenues for the foreseeable future. eFax.com currently maintains distribution relationships with dealers associated with IKON Office Solutions, a national group of office equipment dealers, and A. Messerli AG, one of eFax.com's office equipment dealers located in Switzerland.

    Each of eFax.com's dealers and distributors can stop marketing eFax.com's products with only limited notice to eFax.com and with little or no penalty. The loss of one or more of eFax.com's major dealers or distributors could have a material adverse effect on eFax.com's business, financial condition and results of operations. eFax.com's dealers and distributors also offer competing products manufactured by third parties. We can give no assurance that eFax.com's dealers and distributors will give priority to the marketing of eFax.com's products as compared to the marketing of our competitors' products. Any reduction or delay in sales of eFax.com's products by our dealers and distributors could have a material adverse effect on eFax.com's business, financial condition and results of operations.

We have a History of Operating Losses and an Accumulated Deficit.

    eFax.com has had annual net losses since eFax.com was formed. eFax.com's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $30.5 million as of March 31, 1999. We can give you no assurance that eFax.com will achieve profitability on a quarterly or annual basis in the future.

We are Subject to Risks Associated with Technological Change.

    The market for eFax.com's products and services is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. As the market for Internet-based document communication and handling services grows, this market will begin to exert more pressure on companies to develop advanced features at more economical pricing. The multifunction product market already expects the continued development and release of new products with better performance and improved features at competitive prices. As product development increases in complexity and the expected time to bring a product to market continues to decrease, the risk and difficulty in meeting these development schedules increases and the costs to eFax.com and its manufacturing customers also increases. In addition, eFax.com, its manufacturing customers and their competitors may, from time to time, announce new products, capabilities or technologies that may replace or shorten the life cycles of eFax.com's brand products and software and the life cycles of manufacturing customers' products incorporating eFax.com's technology. eFax.com's success will depend on, among other things:

       o  market acceptance of eFax.com's product offerings; and

       o the ability of eFax.com and its manufacturing customers to respond to industry changes and market demands.

    Any failure of eFax.com to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs could result in a loss of our competitiveness or revenues. Any significant delay in our development or introduction of new and enhanced products and services could also result in a loss of competitiveness or revenues. Such a loss of competitiveness or revenues could have a material adverse effect on eFax.com's business, financial condition and results of operations.

We Operate in a Highly Competitive Industry.

    The market for Internet-related document communication and handling services, such as eFax.com's fax-to-e-mail service, is a newly emerging market and competitors are just beginning to appear. eFax.com anticipates that it will need to:

       o  provide good service and grow its business rapidly to meet demand;

       o  create name recognition for eFax.com in advance of competitors;

       o build its subscriber base prior to any significant entry by the competition; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       o continue to expand and improve on its eFax fax-to-e-mail service offerings.

    eFax.com's technology, development services and software primarily compete with solutions developed internally by manufacturing customers. Virtually all of eFax.com's manufacturing customers have significant investments in their existing solutions. These manufacturing customers have the substantial resources necessary to develop competing multifunction technologies and software that may be implemented into their own products. eFax.com also competes with technologies, software and development services provided in the multifunction product market by other systems and software suppliers to manufacturing customers.

    With respect to hardware and software technologies for multifunction products, eFax.com competes with Peerless Systems Corporation, Personal Computer Products, Inc. and Xionics Document Technologies, Inc., among others. With respect to desktop software, eFax.com competes with Caere Corporation, Simplify Development Corporation, Smith Micro Software, Inc., Visioneer Inc., Wordcraft International and Xerox, among others. In the newly evolving market for fax-to-e-mail services, competitors include JFAX.com, Inc., an established business, and CallWave, a start-up that is just introducing its product.

    The market for multifunction products and related technology and software is highly competitive. This market is characterized by continuous pressure to improve performance, to introduce new features and to accelerate the release of new products. eFax.com's brand products compete primarily with the dominant vendors in the fax market, all of whom have substantially greater resources than eFax.com. These dominant vendors include Canon Inc., Panasonic, a division of Matsushita Electrical Industrial Co., Ltd., Pitney Bowes Inc., Ricoh Co. Ltd., Sharp Electronics Corporation and Xerox, among others. eFax.com also competes on the basis of vendor name and recognition, technology and software expertise, product functionality, development time and price.

    eFax.com anticipates increasing competition for its multifunction products, technologies, software under development and Internet services. Most of eFax.com's existing competitors, many of its potential competitors and all of eFax.com's manufacturing customers have substantially greater financial, technical, marketing and sales resources than eFax.com. In the event that price competition increases, competitive pressures could cause eFax.com to:

       o  reduce the cost of its eFax Service offerings;

       o  reduce the price of its brand products;

       o  reduce the amount of royalties received on new licenses; and

       o reduce the fees for its development services in order to maintain existing business and generate additional product sales and license and development revenues.

    In turn, these reductions could reduce eFax.com's profit margins and result in losses and a decrease in market share, which would have a material adverse effect on eFax.com's business, financial condition and results of operations.

We are Dependent on Key Personnel.

    eFax.com is largely dependent upon the skills and efforts of its senior management, particularly Edward R. Prince, III, known as ''Rudy", its Chief Executive Officer, and Lon Radin, its Vice President of Engineering, as well as other officers and key employees, some of whom only recently have joined eFax.com. eFax.com maintains key person life insurance policies on Rudy Prince and Lon Radin. None of eFax.com's officers or key employees have an employment agreement with eFax.com. eFax.com believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel, especially engineering personnel, has recently increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on eFax.com's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


We are Subject to the Effect of Rapid Growth on Existing Resources and the Risks of Potential Acquisitions.

    eFax.com has grown rapidly in recent years. A continuing period of rapid growth could place a significant strain on eFax.com's management, operations and other resources. eFax.com's ability to manage its growth will require eFax.com to continue to invest in its operational, financial and management information systems, procedures and controls, and to attract, retain, motivate and effectively manage its employees. We can give no assurance that eFax.com will be able to manage its growth effectively. Failure to manage growth effectively would have a material adverse effect on eFax.com's business, financial condition and results of operations.

    eFax.com may, from time to time, pursue the acquisition of other companies, assets or product lines that complement or expand its existing business. Acquisitions involve a number of risks that could adversely affect eFax.com's operating results. These risks include:

       o  the diversion of management's attention from day-to-day business;

       o the difficulty of combining and assimilating the operations and personnel of the acquired companies;

       o charges to eFax.com's earnings as a result of the purchase of intangible assets; and

       o  the potential loss of key employees as a result of an acquisition.


    eFax.com has no present commitments nor is it engaged in any discussions or negotiations regarding possible acquisitions. However, should any acquisition by eFax.com take place, we can give no assurance that this acquisition will not materially and adversely affect eFax.com or that any such acquisition will enhance eFax.com's business.

We are Dependent on a Limited Number of Outside Suppliers.

    eFax.com relies on various suppliers of components for its products. eFax.com generally buys components under purchase orders and does not have long-term agreements with its suppliers. Alternate suppliers may be readily available for some of these components. However, for other components, we do not know how long it would take to find a replacement supplier and to receive replacement components. If we need to find another supplier of those components which we now purchase from a single source, we may not have sufficient inventory to fill customer orders without interruption. Although we believe we could develop other sources for these single source components, no alternative source currently exists and the process of finding an alternate source could take several months or longer. Therefore, any interruption in the supply of these components could have a material adverse effect on eFax.com's business, financial condition and results of operations.

    eFax.com purchases many of the components used in its products from suppliers located outside the United States. Foreign manufacturing facilities are subject to the risk of changes in governmental policies, imposition of tariffs and import restrictions and other factors beyond eFax.com's control. We can give you no assurance that United States or foreign trading policies will not restrict the availability of components or increase their cost. Any significant increase in component prices or decrease in component availability could have a material adverse effect on eFax.com's business, financial condition and results of operations.

    Certain components used in eFax.com's products are available only from one source. eFax.com is dependent on Oki America, Inc., as the supplier of major components, contained in eFax.com's Series M900, one of eFax.com's most important products. Oki America is also a competitor of eFax.com. eFax.com is also dependent on:

       o American Microsystems, Inc. to provide customized integrated circuits incorporating eFax.com's imaging and logic circuitry;

       o  Motorola, Inc. to provide microprocessors;

       o Pixel Magic, Inc., a subsidiary of Oak Technology, Inc., to provide a specialized imaging processor;

       o  Conexant Systems, Inc., to provide modem chips.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Given our dependence on single source suppliers, any of the following events could have a material adverse effect on eFax.com's business, financial condition and results of operations:


       o if any of these companies were to limit or reduce the sale of such components to eFax.com;

       o if these suppliers were to experience financial difficulties or other problems which prevented them from supplying eFax.com with necessary components;

       o any shortage or interruption in the supply of any of the components used in eFax.com's products; or

       o the inability of eFax.com to obtain these components from alternate sources on acceptable terms.

We are Subject to Risks from Our International Activities.

    A significant portion of eFax.com's total revenues come from sales to eFax.com's customers outside the United States. The international market for eFax.com's brand products and products incorporating eFax.com's technology and software is highly competitive. Risks inherent in eFax.com's international business activities also include:

       o  currency fluctuations and restrictions;

       o the burdens of complying with a wide variety of foreign laws and regulations;

       o  longer accounts receivable cycles;

       o  the imposition of government controls;

       o risks of localizing and internationalizing products to local requirements in foreign countries;

       o  trade restrictions;

       o  tariffs and other trade barriers;

       o  restrictions on bringing earnings back into the United States; and

       o  potentially adverse tax consequences.

    Any of these risks could have a material adverse effect on eFax.com's business, financial condition and results of operations. Substantially all of eFax.com's international sales are currently made in U.S. dollars. Therefore, increases in the value of the U.S. dollar relative to foreign currencies could make eFax.com's products less competitive in foreign markets. Because of eFax.com's international activities, it faces currency exposure and currency exchange risks. For example, eFax.com purchases some of its key components pursuant to purchase contracts which require payment in foreign currency which results in currency exchange risks.

We are Dependent on a Single Manufacturing Facility.

    eFax.com's manufacturing operations are located in its facility in Northern California. In addition, eFax.com relies on several suppliers of components for eFax.com's products and a number of companies which assemble eFax.com products which are located in Northern California. eFax.com does not currently operate multiple facilities in different geographic areas and does not have alternative sources for many of its components or assembly processes. As a result, a disruption of eFax.com's manufacturing operations, or the operations of its suppliers, could cause eFax.com to cease or limit its manufacturing operations. Consequently, this would have a material adverse effect on eFax.com's business, financial condition and results of operations.

Future Sale of Shares Could Affect the Stock Trading Price.

    Sales of substantial amounts of common stock in the public market could have an adverse effect on the trading price of the common stock. Based on shares outstanding as of May 5, 1999, eFax.com has outstanding approximately 12,415,655 shares of common stock. Of such shares outstanding, approximately 11,736,000 shares

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

are freely tradable without restriction or further registration under the Securities Act, unless held by "affiliates" of eFax.com as that term is defined in Rule 144 under the Securities Act.

eFax.com may have Problems with Readiness for the Year 2000.

    Readiness for the year 2000 refers to the issue surrounding computer programs that use two digits rather than four to define a given year. These programs might read a date using "00" as the year 1900 rather than the year 2000, which could cause a system failure or a miscalculation.

    We do not believe eFax.com's manufacturing facilities are vulnerable in any significant way to year 2000 system failures involving non-information technology. In August 1998, eFax.com renovated its existing telephone system at a cost of approximately $40,000, which made the phone system ready for the year 2000. eFax.com has invested approximately $367,000 and will continue to make certain investments, estimated not to exceed $50,000, in its software systems and applications to ensure eFax.com's information systems are ready for the year 2000. The necessary funds to support these renovations have come from eFax.com's operating budget and eFax.com does not anticipate that it will need to allocate special future funding outside of historical levels for this item. The financial impact of eFax.com's year 2000 readiness effort has not been and is not anticipated to be material to eFax.com's financial position or results of operations in any given year. For example, during 1997 and 1998, eFax.com purchased and implemented new manufacturing and accounting information systems with a total capitalized cost of $338,000. eFax.com has obtained written assurances from the vendor, QAD Inc., that the systems are ready for the year 2000. However, eFax.com has not conducted internal testing of the systems' readiness.

    eFax.com believes that its current products are ready for the year 2000. Certain of eFax.com's older products, which may not be year 2000 ready, are no longer under warranty. eFax.com believes it has no obligation related to these products. If eFax.com is mistaken in this assessment, eFax.com could incur expenses in defending legal actions for breach of contract or other causes of action. We can give you no assurance that these expenses will not be material to eFax.com's financial position or results of operations.

    As discussed above, eFax.com has recently implemented new information systems and accordingly does not anticipate any internal year 2000 problems from those information systems, databases or programs. However, year 2000 problems faced by major distributors, suppliers, customers and financial service organizations with which we interact could adversely impact eFax.com. We expect to complete our assessment of the potential impact of these additional issues by June 1, 1999. We can give you no assurance that we will be able to detect all potential failures of eFax.com's computer systems or the computer systems of third parties. A significant failure of eFax.com's or a third party's computer system could have a material adverse effect on eFax.com's business, financial condition and results of operations. However, we are unable at this time to assess what might be the extent of such effect. eFax.com intends to complete a contingency plan by July 1, 1999, detailing actions that would be taken in the event that such a failure occurs.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    No change has occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1998. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    In early March 1999, E-Fax Communications, Inc. ("E-Fax Communications"), a California corporation, filed a complaint against eFax.com Inc., a Delaware corporation, in the United States District Court, Northern District of California. The Complaint alleged that the Company had engaged in trademark and service mark infringement and unfair competition in connection with the Company's use of the name "eFax.com." On April 9, 1999, the Company and E-Fax Communications signed a settlement agreement in which E-Fax Communications will dismiss all charges against the Company, transfer all rights to the mark "E-FAX" to the Company, stop all use of the "E-FAX" trademark, and change its corporate name. The Company has agreed to pay E-Fax Communications a combination of cash and Common Stock in an amount not exceeding $2.5 million based on the average share price of the Common Stock just prior to the stock registration becoming effective. The purchased trademark rights will become an asset of the Company and be amortized over the period of benefit, estimated to be seven to ten years. The parties consider the settlement a compromise of disputed claims and preferable to a possible extended legal proceeding with uncertain outcome.

ITEM 2.     CHANGES IN SECURITIES

    (a)    Not applicable.

    (b)    Not applicable.

    (c) During the first quarter ended March 31, 1999, the Company has sold the following unregistered securities:

           In February 1999, the Company agreed to issue IGC Partners ("IGC") 30,000 shares of restricted common stock, subject to the one-year holding period required by SEC Rule 144, per the terms of the Development and Co-Location Agreement between IGC and eFax.com effective that same month. The stock was valued at a price of $6.94 per share.

           In March 1999, the Company issued warrants to purchase 10,000 shares of Common Stock to Global NAPS, Inc., in connection with the completion and acceptance of project milestones. The warrant exercise price for each increment of 5,000 shares was $15.19 and $17.88, respectively. These warrants may be exercised immediately.

           The issuance and sale of all such securities was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investor, (iii) the fact that such person represented and warranted to the Company, among other things, that such person was acquiring the securities for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that a certificate representing the securities was issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the bsence of such registration or an exemption therefrom.


ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits.


   Exhibit
   Number                                Description
  ---------   ----------------------------------------------------------------
    3.19      Certificate of Designations, Preferences and Rights of Series A
              Convertible Preferred Stock of eFax.com, Inc. dated as of May
              12, 1999.
    3.20      Certificate of Amendment of the Certificate of Designations,
              Preferences and Rights of Series A Convertible Preferred Stock of
              eFax.com, Inc. dated as of May 13, 1999.
    4.2       Form of Warrant to Purchase Common Stock by and between eFax and
              Global NAPS, Inc.
    4.3       Form of Warrant to Purchase Common Stock by and between eFax and
              Fisher Capital, Ltd.
    4.4       Form of Warrant to Purchase Common Stock by and between eFax and
              Wingate Capital, Ltd.
    4.5       Registration Rights Agreement, dated as of  May 7, 1999, by and between eFax and Fisher Capital, Ltd., and Wingate Capital, Ltd.
   10.52#     Collocation Agreement, dated as of March 19, 1999, by and between
              eFax and Global NAPS Realty, Inc. (the "Collocation Agreement")
              and the General Terms and Conditions and Addendum incorporated therein.
   10.53#     Telephone Switch Service Agreement, dated as of March 19, 1999, by and between eFax and Global NAPS, Inc. (the "Service
              Agreement") and the General Terms and Conditions and Addendum
              incorporated therein (incorporated by reference to Exhibit 10.52)
   10.54      Stock Purchase Agreement, dated as of February 23, 1999 by and between eFax and Integrated Global Concepts, Inc.
   10.55      Securities Purchase Agreement, dated as of May 7, 1999 by and between eFax and Fisher Capital, Ltd., and Wingate Capital, Ltd.
   27.1       Financial Data Schedule.
   99.1       Press Release

   -----------------

     # Portions of the exhibit have been omitted pursuant to a request for confidential treatment and the omitted portions have been separately filed with the Commission.


    (b) Reports on Form 8-K. On February 8, 1999, the Registrant filed a Form 8-K in connection with the announcement that the corporate name of JetFax, Inc., a Delaware Corporation, had been changed to "eFax.com, Inc." which contained disclosures under on Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. On March 12, 1999, the Registrant filed Form 8-K in connection with eFax.com's announcement that a complaint had been filed against the Registrant that contained disclosures under Item 5. Other Events.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         EFAX.COM, INC.
                                                  ---------------------------
                                                          (Registrant)



Date: May 18, 1999                            By:     /s/ TODD J. KENCK
                                                 ----------------------------
                                                          Todd J. Kenck
                                                  Vice President, Finance and
                                                    Chief Financial Officer
                                                   (Authorized Officer and
                                                   Principal Accounting and
                                                      Financial Officer)