Form 10-K/A
period 1999-01-02
EFAX COM INC
filed 1999-06-15
CIK 872901

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 2, 1999.
     Or

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

As of March 31, 1999, the Registrant had outstanding 12,346,796 shares of Common Stock.

Amendment to filing of Annual Report on Form 10-K to modify redacted language contained in "Revision D to Master Development, Purchase and Distribution License Agreement" dated as of December 22, 1998, which agreement is the subject of a confidential request (Form 10-K Exhibit 10.51). No other portions of the filing of Annual Report on Form 10-K are amended hereby.

                        ----------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after January 2, 1999. (Part III).



     This Report on Form 10-K/A includes 39 pages with the Index to Exhibits located on page 5.

                               EFAX.COM, INC.
                                  INDEX TO
                         ANNUAL REPORT ON FORM 10-K/A
                       FOR YEAR ENDED JANUARY 2, 1999


                                                                      Page
                                                                      ----
                                   PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                 3
Signatures                                                              4


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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, State of California on the 15th day of June, 1999.

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


          Signatures                  Title                       Date
--------------------------  -----------------------------   ----------------
/s/  EDWARD R. PRINCE, III  Chief Executive Officer and       June 15, 1999
--------------------------  Chairman of the Board
 (Edward R. Prince, III)    (Principal Executive Officer)

/s/   TODD J. KENCK         Vice President of Finance,        June 15, 1999
--------------------------  Chief Financial Officer,
     (Todd J. Kenck)        and Secretary (Principal
                            Financial and Accounting Officer)


/s/  THOMAS B. AKIN*        Director                          April 9, 1999
--------------------------
   (Thomas B. Akin)

/s/  DOUGLAS Y. BECH*       Director                          April 9, 1999
--------------------------
  (Douglas Y. Bech)

/s/  STEVEN J. CARNEVALE*   Director                          April 9, 1999
---------------------------
  (Steven J. Carnevale)

/s/  LON B. RADIN*          Director                          April 9, 1999
---------------------------
      (Lon B. Radin)


/s/  ALBERT E. SISTO*       Director                          April 9, 1999
---------------------------
    (Albert E. Sisto)


* By: /s/ TODD J. KENCK                                       June 15, 1999
---------------------------
(Todd J. Kenck, as Attorney-
 in-Fact)


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
