Form 10-Q/A
period 1999-04-03
EFAX COM INC
filed 1999-06-30
CIK 872901

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                             FORM 10-Q/A
                           AMENDMENT NO. 1

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

This Report on Form 10-Q/A includes 8 pages with the Index to Exhibits located on page 2.

PART II.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits.


Exhibit
Number                       Description
------                       -----------
10.56     Settlement Agreement dated as of April 9, 1999, by and
          between E-Fax Communications, Inc. and eFax.


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


                            EFAX.COM, INC.
                             (Registrant)

Date: June 30, 1999          By:   /s/ TODD J. KENCK
                                   -----------------

                                     Todd J. Kenck
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Authorized Officer and
                                     Principal Accounting and
                                     Financial Officer)