Form 10-Q
period 1999-07-03
EFAX COM INC
filed 1999-08-17
CIK 872901

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended July 3, 1999.
        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________.

        Commission File Number  0-22561


                                EFAX.COM, INC.
            (Exact name of Registrant as specified in its charter)


           Delaware                                        77-0182451
   (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                  Identification No.)


               1378 Willow Road, Menlo Park, California   94025
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




As of August 16, 1999 there were 12,851,947 shares of common stock, $.01 par value, outstanding.


This Report on Form 10-Q includes 35 pages with the Index to Exhibits located on page 25.


                       EFAX.COM, INC. AND SUBSIDIARIES
                                   INDEX TO
                             REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JULY 3, 1999


                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements:

              Condensed Consolidated Balance Sheets - June 30,
                1999 and December 31, 1998........................     3

              Condensed Consolidated Statements of Operations -
                Three Months and Six Months Ended June 30, 1999
                and 1998..........................................     4

              Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 1999 and 1998...........     5

              Notes to Condensed Consolidated Financial Statements     6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................     9

Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk.........................................     22


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.....................................     23

Item 2.     Changes in Securities.................................     23

Item 4.     Submission of Matters to a Vote of Security Holders...     24

Item 5.     Other Information.....................................     25

Item 6.     Exhibits and Reports on Form 8-K......................     25

            Signature.............................................     26


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                    June 30,      December 31,
                                                      1999          1998 (1)
                                                  ------------    ------------
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                       $   12,696       $    1,305
  Short-term investments                               2,996            2,808
  Accounts receivable, net                             3,646            4,402
  Inventories                                          2,738            4,519
  Prepaid expenses                                       421              247
                                                  ----------       ----------
    Total current assets                              22,497           13,281

Property, net                                          2,039            1,339
Other assets                                           4,311            1,595
                                                  ----------       ----------
Total assets                                      $   28,847       $   16,215
                                                  ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $    1,831       $      777
  Accrued liabilities                                  1,429            1,576
                                                  ----------       ----------
    Total current liabilities                          3,260            2,353

Deferred revenue                                          75               25

Stockholders' equity:
  Series A convertible preferred stock, $0.01
    par value; 5,000,000 shares authorized,                -                -
    shares outstanding: 1,500 in 1999 and none
    in 1998
  Common stock, $0.01 par value; 35,000,000
    shares authorized,  shares outstanding:              128              119
    12,769,903 in 1999 and 11,873,711 in 1998
  Additional paid-in capital                          62,287           42,946
  Accumulated deficit                                (36,903)         (29,228)
                                                  ----------       ----------
    Total stockholders' equity                        25,512           13,837
                                                  ----------       ----------
Total liabilities and stockholders' equity        $   28,847       $   16,215
                                                  ==========       ==========


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


           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                  --------------------    --------------------
                                     1999       1998         1999       1998
                                  ---------  ---------    ---------  ---------
Revenues:
  Product                         $   4,962  $   6,082    $  11,159  $  12,106
  Licenses and services               1,068      1,072        2,214      2,415
  Development fees                      253        568          679        900
                                  ---------  ---------    ---------  ---------
    Total revenues                    6,283      7,722       14,052     15,421
                                  ---------  ---------    ---------  ---------

Costs and expenses:
  Cost of product revenues            3,421      3,843        7,725      8,130
  Cost of licenses and services         344        148          583        449
  Research and development            1,579      1,339        3,234      2,789
  Selling and marketing               4,763      1,680        6,859      3,909
  General and administrative          2,405        648        3,195      1,404
                                  ---------  ---------    ---------  ---------
    Total costs and expenses         12,512      7,658       21,596     16,681
                                  ---------  ---------    ---------  ---------

Income (loss) from operations        (6,229)        64       (7,544)    (1,260)
                                  ---------  ---------    ---------  ---------

Other income (expense):
  Interest income                        88         83          142        162
  Interest expense                        -          -           (1)        (2)
  Other income (expense)                (47)        (1)         (62)       (24)
                                  ---------  ---------    ---------  ---------

    Total other income                   41         82           79        136
                                  ---------  ---------    ---------  ---------

Income (loss) before income taxes    (6,188)       146       (7,465)    (1,124)

Provision for income taxes               24         32           39         49
                                  ---------  ---------    ---------  ---------

Net income (loss)                    (6,212)       114       (7,504)    (1,173)

Series A Convertible Preferred
  stock dividends                      (171)         -         (171)         -
                                  ---------  ---------    ---------  ---------

Net income (loss) applicable to
  common stockholders             $  (6,383) $     114    $  (7,675) $  (1,173)
                                  =========  =========    =========  =========

Net income (loss) per share:
  Basic                           $   (0.51) $    0.01    $   (0.63) $   (0.10)
                                  =========  =========    =========  =========
  Diluted                         $   (0.51) $    0.01    $   (0.63) $   (0.10)
                                  =========  =========    =========  =========

Shares used in computing net
  income (loss)  per share:
  Basic                              12,538     11,755       12,273     11,748
                                  =========  =========    =========  =========
  Diluted                            12,538     13,136       12,273     11,748
                                  =========  =========    =========  =========


For presentation purposes, the periods ended July 3, 1999 and July 4, 1998 are referred to above as ending on June 30, 1999 and 1998, respectively.


           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                       Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Cash flows from operating activities:
Net loss                                          $     (7,504)   $     (1,173)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
    Depreciation and amortization                          474             204
    Loss on disposal of asset                              (39)              -
    Issuance of Common Stock for service                   208               -
    Common Stock options - severance                     1,367               -
    Common Stock options - services                        284               -
    Changes in assets and liabilities:
      Trade receivables                                    756             532
      Inventories                                        1,781             135
      Prepaid expenses                                    (174)            (66)
      Accounts payable                                   1,054             234
      Deferred revenue                                      50             (24)
      Accrued liabilities                                 (273)            (84)
                                                  ------------    ------------
        Net cash used for operating activities          (2,016)           (242)
                                                  ------------    ------------

Cash flows from investing activities:
  Purchase of short-term investments                    (2,996)              -
  Sale of short-term investments                         2,808               -
  Purchase of property                                    (921)           (220)
  Increase in other assets                                (733)           (317)
                                                  ------------    ------------
    Net cash used for investing activities              (1,842)           (537)
                                                  ------------    ------------

Cash flows from financing activities:
  Proceeds from sale of Common Stock                     1,034              (3)
  Proceeds from sale of Series A Convertible
    Preferred Stock, net                                14,215               -
                                                  ------------    ------------
    Net cash provided by (used for) financing
      activities                                        15,249              (3)
                                                  ------------    ------------

Increase (decrease) in cash and cash equivalents        11,391            (782)
Cash and cash equivalents, beginning of period           1,305           7,224
                                                  ------------    ------------
Cash and cash equivalents, end of period          $     12,696    $      6,442
                                                  ============    ============

Supplemental cash flow information:
  Interest paid                                   $          -    $          2
                                                  ============    ============
  Taxes paid - foreign withholding                $         18    $          -
                                                  ============    ============

Supplemental noncash investing and financial
  information:
  Warrant expense - service                       $        197    $          -
                                                  ============    ============
Conversion of accrued ESPP for purchase
    of Common Stock                               $         45    $        76
                                                  ============    ============
Trademark settlement                              $      2,000    $          -
                                                  ============    ============
Cumulative dividends on Series A Convertible
  Preferred Stock                                 $        171    $          -
                                                  ============    ============


See notes to condensed consolidated financial statements.

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.     Basis of Presentation

Interim Financial Information

     The accompanying condensed consolidated financial statements of eFax.com, Inc. and its wholly-owned subsidiaries ("eFax.com" or "eFax" or the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     This financial data should be read in conjunction with the audited financial statements and notes thereto included in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1998.

Fiscal Period End

     The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week and 26-week periods ended July 3, 1999 and July 4, 1998 as the three and six months ended June 30, 1999 and 1998, respectively.

Per Share Information

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings (loss) per share also includes the dilutive impact of stock options and warrants. Common stock equivalents from options and warrants have been excluded from the computation for all periods presented with net losses as their effect is antidilutive. Such options and warrants will be included, using the treasury stock method, in periods where eFax.com reports net income and the average fair market value of its common stock exceeds the exercise price. The net income (loss) and the shares used for the computation of both basic and diluted income (loss) per share are shown in the table below.


                                      Three Months            Six Months
                                      Ended June 30,         Ended June 30,
                                    ------------------     ------------------
                                      1999       1998        1999       1998
                                    --------   --------    --------   --------
Net income (loss) applicable to
  shareholders                      $ (6,383)  $    114    $ (7,675)  $ (1,173)
                                    ========   ========    ========   ========

SHARES USED IN COMPUTATION:
Weighted average common shares
  outstanding used in computation
  of basic earnings(loss) per share   12,538     11,755      12,273     11,748
Dilutive effect of stock options
  and warrants                          -         1,381        -          -
                                    --------   --------    --------   --------
Shares used in computation of
  diluted net income (loss)
  per share                           12,538     13,136      12,273     11,748
                                    ========   ========    ========   ========

BASIC EARNINGS (LOSS) PER SHARE     $  (0.51)  $   0.01    $  (0.63)  $  (0.10)
                                    ========   ========    ========   ========
DILUTED EARNINGS (LOSS) PER SHARE   $  (0.51)  $   0.01    $  (0.63)  $  (0.10)
                                    ========   ========    ========   ========


           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                                (Unaudited)


2.     Inventories

     Inventories consist of the following (in thousands):


                                                     June 30,     December 31,
                                                      1999            1998
                                                  ------------    ------------
     Materials and supplies                       $      1,092    $      1,982
     Work-in-process                                        37              93
     Finished goods                                      1,609           2,444
                                                  ------------    ------------
     Total                                        $      2,738    $      4,519
                                                  ============    ============


3.     Accrued Liabilities
     Accrued liabilities consist of (in thousands):


                                                     June 30,     December 31,
                                                      1999            1998
                                                  ------------    ------------
     Compensation and related benefits            $        721    $        632
     Product warranty                                       46              78
     Royalties                                              46              62
     Other                                                 616             804
                                                  ------------    ------------
     Total                                        $      1,429    $      1,576
                                                  ============    ============

4.     Comprehensive Income

     Effective January 1, 1998, eFax.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and six months ended June 30, 1999 and 1998, there were no differences between eFax.com's comprehensive loss and net loss.


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

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                                (Unaudited)


6.     Effect Of Changes In Accounting Principles

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted. On a forward-looking basis, although eFax.com has not fully assessed the implications of this new statement, eFax.com does not believe adoption of this statement will have a material impact on eFax.com's financial position or results of operations.

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

     Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week periods from April 4, 1999 to July 3, 1999 and from April 5, 1998 to July 4, 1998 are referred to herein as the quarters ended June 30, 1999 and June 30, 1999, respectively. The 26-week periods from January 3, 1999 to July 3, 1999 and from January 4, 1998 to July 4, 1998 are referred to herein as the six months ended June 30, 1999 and June 30, 1998, respectively.

     eFax.com's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, consumables and upgrades; (ii) software and technology license fees related to both its embedded system technology for MFPs and its desktop software; and (iii) development fees for the customization and integration of eFax.com's embedded system technology and desktop software in OEM products. In addition, during the quarter ended June 30, 1999, the Company introduced certain of its premium eFax services. Revenue from such services was not material to the quarter and has been included with licenses and services revenues in the financial statements. Historically, product revenues have accounted for the majority of eFax.com's total revenues. For the three months ended June 30, 1999, product revenues, licenses and services revenues, and development fees as a percentage of total revenues, were 79%, 17%, and 4%, respectively, as compared to 79%, 14%, and 7% for the comparable period in the prior year. For the six months ended June 30, 1999, product revenues, software and technology fees, and development fees as a percentage of total revenues, were 79%, 16%, and 5%, respectively, as compared to 79%, 16%, and 6% for the comparable period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     eFax.com in the past has experienced, and in the future may experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements; initiation, expansion, reduction or termination of arrangements between eFax.com and significant OEM customers or dealers and distributors; the size and timing of and fluctuations in end user demand; currency fluctuations; and general economic conditions. eFax.com expects that its operating results will continue to fluctuate significantly as a result of these and other factors discussed under the heading "Factors That May Affect Operating Results".



Results of Operations

     The following table sets forth, as a percentage of total revenues, certain items in eFax.com's statements of operations for the periods indicated.


                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                 --------------------    --------------------
                                    1999       1998         1999       1998
                                 ---------  ---------    ---------  ---------
Revenues:
  Product                           79.0%      78.8%        79.4%      78.5%
  Licenses and services             17.0       13.9         15.8       15.7
  Development fees                   4.0        7.3          4.8        5.8
                                  ------     ------       ------     ------
Total revenues                     100.0      100.0        100.0      100.0
                                  ------     ------       ------     ------

Costs and expenses:
  Cost of product revenues          54.4       49.8         55.0       52.7
  Cost of software and licensing
    revenue, services                5.5        1.9          4.2        2.9
  Research and development          25.1       17.3         23.0       18.1
  Selling and marketing             75.8       21.8         48.8       25.4
  General and administrative        38.3        8.4         22.7        9.1
                                  ------     ------       ------     ------
    Total costs and expenses       199.1       99.2        153.7      108.2
                                  ------     ------       ------     ------
Income (loss) from operations      (99.1)       0.8        (53.7)      (8.2)
Other income, net                    0.6        1.1          0.6        0.9
                                  ------     ------       ------     ------
Income (loss) before income taxes  (98.5)       1.9        (53.1)      (7.3)
Provision for income taxes           0.4        0.4          0.3        0.3
                                  ------     ------       ------     ------

Net income (loss)                  (98.9)       1.5        (53.4)      (7.6)
Series A Convertible Preferred
  stock dividends                   (2.7)        -          (1.2)        -
                                  ------     ------       ------     ------
Net income (loss) applicable to
  common stockholders             (101.6)%      1.5%       (54.6)%     (7.6)%
                                  ======     ======       ======     ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998

     Revenues. Total revenues decreased 19% to $6.3 million from $7.7 million for the three months ended June 30, 1999 and June 30, 1998, respectively. For the six-month periods ended June 30, 1999 and June 30, 1998, respectively, revenues declined 9% to $14.1 million from $15.4 million.

     Overall product revenues decreased 18% to $5.0 million from $6.1 million for the three months ended June 30, 1999 and June 30, 1998, respectively, and dropped 20% from the preceding three months ended March 31, 1999. Revenue from shipments of MFPs declined 30% from the preceding three months, as the Series M900 product approached end of model life. Next generation platforms are expected in the third quarter. While OEM sales generated a modest increase over the preceding quarter, both the level of OEM business and general market pressures contributed to continuing erosion in average selling prices. JetFax branded products will be discontinued after the third quarter of 1999 in order to focus the hardware business exclusively on OEM channels. As a result, hardware product revenues are expected to decline for the remainder of the year as this move to a new business model is implemented. Consumable revenue increased 41% in the second quarter versus the year ago period, but rose only slightly from the preceding quarter. For the six months ended June 30, 1999 and June 30, 1998, overall product revenues declined 8% to $11.2 million from $12.1 million, a reflection of the factors related to the Series M900.

     Licensing and services revenues were flat for the three months ended June 30, 1999 as compared to the year ago three months ended June 30, 1998. An anticipated decline in per unit royalties for the Hewlett-Packard SureStore CD-Writer was offset by revenues for PaperMaster in the current period, as software revenues for the second quarter of 1998 included a reserve established for the withdrawal of PaperMaster products from the retail distribution channel. Revenue recognized from the eFax(c) Service was nominal in the quarter as premium services were launched late in June. Revenue from such services was not material to the quarter and has been included with licenses and services revenues in the financial statements. For the six-month period, licensing fees and other services declined 8% to $2.2 million from $2.4 million for the comparable year ago period, the result of the aforementioned anticipated decline.

     Development fees dropped 55% to $253,000 from $568,000 for the three months ended June 30, 1999 and June 30, 1998, respectively, as current projects neared completion. For the six-month period, development revenues declined 25% to $679,000 from $900,000 for the prior year period, reflecting the completion of current projects and conversion of development fees to per unit royalties.

     Cost of Product Revenues.    Cost of product revenues decreased 11% to
$3.4 million from $3.8 million for the three months ended June 30, 1999 and June 30, 1998, respectively, and decreased 5% to $7.7 million from $8.1 million for the six months ended June 30, 1999 and June 30, 1998, respectively.
Product gross margin was 31%, down from 37% for the year ago period. This decrease was attributable to volume and average selling price declines and the absence of favorable foreign exchange rates experienced on inventory purchases in the second quarter of 1998. For the six-month periods ended June 30, 1999 and June 30, 1998, margins were 31% and 33%, respectively.

     Print engines are purchased for the Series M900 product line in Yen from OkiData Corporation. For the six months ended June 30, 1999 the average exchange rate for purchases weakened to 114 from 132 Yen to the dollar for the same year ago period. As a result of this rate change, cost of goods sold was increased by $215,000, a major component of the margin decline.

     Cost of Licensing and  Services.    Cost of software, licensing and other
services rose 132% to $344,000 from $148,000 for the three months ended June 30, 1999 and June 30, 1998, respectively, and increased 30% to $583,000 from $449,000 for the six months ended June 30, 1999 and June 30, 1998, respectively. Direct costs for the eFax( Service represented the major portion of the increase.

     Research and Development.    Research and development expenses rose 18% to
$1.6 million from $1.3 million for the three months ended June 30, 1999 and June 30, 1998, respectively, driven by higher personnel costs related to headcount growth and escalation in engineering salaries, as well as an increase in external engineering costs. Average headcount for the current quarter rose 7% over the year ago period. Research and development expenses grew 16% to $3.2 million from $2.8 million for the six months ended June 30, 1999 and June

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

30, 1998, respectively.   Increased costs for the six month period  included
software development charges in support of the new eFax( Service as well as the impact of headcount growth.

     Selling and Marketing.    Selling and marketing expenses climbed 184% to
$4.8 million from $1.7 million for the three months ended June 30, 1999 and June 30, 1998, respectively. Increased promotional activity in support of the new eFax( Service accounted for effectively all of the increase, as reductions in external marketing efforts related to the hardware business were offset by charges incurred for options granted to external consultants. Selling and marketing expenses rose 75% to $6.9 million from $3.9 million for the three months ended June 30, 1999 and June 30, 1998, respectively, the result of these same activities.

     General and Administrative.     General and administrative expenses rose
271% to $2.4 million from $648,000 for the three months ended June 30, 1999 and June 30, 1998, respectively. Of the increase, $1.4 million was associated with stock-based severance charges related to changes in management undertaken in the quarter. Amortization of trademarks and, to a lesser degree, compensation expenses, and expenses related to external reporting for public companies accounted for the bulk of the remainder. Excluding all severance charges, general and administrative costs totaled $923,000, up 42% from the comparable year ago period. General and administrative expenses rose 128% to $3.2 million from $1.4 million for the three months ended June 30, 1999 and June 30, 1998, respectively, driven primarily by expenses for the addition to and subsequent change in executive management.

     Interest and Other Income (Expense).     Interest and other income, net,
decreased to $41,000 from $82,000 for the three months ended June 30, 1999 and June 30, 1998, respectively. Other expense related to disposal of fixed assets and foreign currency fluctuations accounted for the drop. For the six month period, interest and other income, net, decreased to $79,000 from $136,000, the result of the same factors.

     Provision for Income Tax.     Due to eFax.com's net losses, there were no
provisions for federal or state income taxes for three months ended June 30, 1999 and June 30, 1998, respectively. Income tax provisions of $24,000 and $32,000, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.

     Net Income (Loss).     The net loss applicable to common shareholders for
the three months ended June 30, 1999 was $6.4 million or $0.51 per share compared to net income for the three months ended June 30, 1998 of $114,000 or $0.01 per share. The net loss for the six months ended June 30, 1999 was $7.7 million or $0.63 per share compared to $1.1 million or $0.10 per share for the six months ended June 30, 1998. Significant drivers to the current year loss include: 1) heavy spending on external promotions for the new eFax( Service, 2) a shift in the hardware business model from branded products to OEM channels, and 3) costs associated with changes in management. Without the one time, non-cash charge of $1.5 million associated with changes in management, net loss for the current quarter would have been $4.9 million or $0.39 per share.


Liquidity and Capital Resources

     eFax.com has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and sales of common stock. The total amount of equity raised through June 30, 1999 was $62 million through a series of private financing rounds at both eFax.com and DocuMagix, and sales of common and preferred stock.

     At June 30,1999, eFax.com had $1.5 million available under its bank credit facility under which there were no borrowings at that date. This lending facility is collateralized by substantially all of eFax.com's assets. The maximum amount available under the line of credit is the lesser of $1.5 million or 80% of eFax.com's eligible outstanding domestic accounts receivable. The revolving line of credit was renegotiated on September 18, 1998, and terminates on August 23, 1999. Negotiations are currently underway to renew the line of credit and are expected to be concluded in September 1999. The line of credit contains certain covenants which include the requirements that eFax.com maintain tangible net worth (as defined) of $5.0 million, quarterly net income, a quick ratio of at least 1.0 to 1.0, a maximum debt to net worth ratio (as defined) of 1.5 to 1.0, and certain minimum liquidity and debt service coverage. In addition, the agreement prohibits the payment of cash dividends. eFax.com was in compliance with all such covenants at June 30, 1999, except the quarterly net income covenant for which eFax.com received a waiver dated August 16, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     On May 10, 1999, eFax.com entered into a purchase agreement with an investor for the private placement of $15.0 million of Series A Convertible Preferred Stock, convertible into Common Stock at $21.1375 per share. The conversion price is subject to an adjustment after one year to the greater of the then current market price of the Common Stock or 60% of the initial conversion price if the current market price is less than the initial conversion price. The agreement also includes 300,000 warrants exercisable at a 10% premium to the Series A Convertible Preferred Stock conversion price. The Series A Convertible Preferred Stock includes an 8% dividend payable in cash or common stock at the option of eFax.com. The closing occurred on May 13, 1999. eFax.com has agreed to file a registration statement for the resale of the shares of Common Stock acquired on conversion of the Convertible Preferred Stock and upon exercise of the warrants.

     Cash, cash equivalents and short-term investments rose to $15.7 million at June 30, 1999 from $4.1 million at December 31, 1998, a result of proceeds from the private placement. Inventories of $2.7 million at June 30, 1999 decreased from $4.5 million at December 31, 1998 due to improved inventory management and end-of-product life cycle for the Series M900. Accounts receivable also declined to $3.6 million at June 30, 1999 from $4.4 million, the result of the lowered sales volume and continuing improved collection on aged accounts. Accounts payable rose to $1.8 million at June 30, 1999 from $777,000 at December 31, 1998, driven primarily by commitments for external promotions in support of the eFax( Service.

     Investing activities for the six months ended June 30, 1999 consumed $1.8 million of cash: $921,000 for property purchases, $733,000 for investment in other assets and $188,000 for net purchases of short-term investments.

     Financing activities for the six months ended June 30, 1999 provided $15.2 million of cash: $14.2 million in proceeds from the sale of Series A Convertible Preferred Stock, and $1.0 million in proceeds from the sale of Common Stock.

     eFax.com currently believes that its cash and equivalents, together with proceeds from the recent private placement of convertible preferred stock, available borrowings under its line of credit and the expected renewal, and funds from current and anticipated operations, will be sufficient to meet eFax.com's working capital and capital expenditure requirements for the next twelve months. If eFax.com acquires one or more businesses or products, eFax.com's capital requirements could increase substantially.


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

WE HAVE EXPERIENCED FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

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

THE PRICE OF EFAX.COM STOCK MAY BE VOLATILE DUE TO MANY FACTORS, INCLUDING OUR STATUS AS AN INTERNET-RELATED COMPANY, FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, THE RAPID PACE OF TECHNOLOGICAL CHANGE, THE UNCERTAINTY OF OUR BUSINESS TRANSACTIONS AND THE CONTENTS OF NEWS AND SECURITY ANALYST REPORTS.

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

     In addition, the stock market in general, and the market prices for Internet- related companies in particular, have experienced extreme volatility that is often unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the price of eFax.com's common stock, regardless of eFax.com's actual operating performance.

ALTHOUGH WE TAKE STEPS TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WE MAY BECOME SUBJECT TO TIME-CONSUMING AND COSTLY LITIGATION WHERE WE ARE ACCUSED OF INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHER PARTIES. IN FACT, WE WERE RECENTLY SUED FOR INFRINGING A TRADEMARK OF E-FAX COMMUNICATIONS.

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

     As the number of patents, copyrights, trademarks and other intellectual property rights in eFax.com's industry increases, eFax.com's intellectual property may increasingly become the subject of infringement claims. In the past, eFax.com has received communications from other parties claiming that eFax.com's trademarks or products infringe the proprietary rights of these parties. eFax.com has also received communications asking for "indemnification" against such infringement. "Indemnification" means that eFax.com would promise to repay or reimburse the other party for loss or damages suffered by that other party as a result of infringement. eFax.com's manufacturing customers generally require eFax.com to reimburse or "indemnify" the manufacturing customers for claims of infringement from third parties. We can give you no assurance that third parties will not make infringement claims against eFax.com or its manufacturing customers in the future. Any of these claims, even if they have no legal merit, could be time consuming (especially for key management and technical personnel), result in costly litigation or cause delays in revenues. In addition, these claims could require eFax.com to enter into royalty or licensing agreements on terms unacceptable to eFax.com. If eFax.com fails to develop a substitute technology, or to license a substitute technology on acceptable terms, this could have a material adverse effect on eFax.com's business, financial condition and results of operations. As an example, eFax.com was recently sued by E-Fax Communications which claimed that the use of the name "eFax.com" infringed this party's trademark rights. In settlement of the matter, eFax.com has agreed to pay E-Fax Communications a combination of cash and Common Stock in an amount not exceeding $2.5 million based on the average share price of the Common Stock just prior to the stock registration becoming effective.

OUR REVENUES MAY NOT GROW AS ANTICIPATED BECAUSE THE MARKET FOR OUR INTERNET-RELATED SERVICES IS NEW, RAPIDLY CHANGING AND UNCERTAIN.

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

WE HAVE CHANGED THE FOCUS OF OUR BUSINESS TO INTERNET-RELATED SERVICES, PRODUCTS AND TECHNOLOGIES AND GROWTH OF BUSINESS IN THIS NEW FOCUS AREA IS UNCERTAIN.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Historically, eFax.com has focused primarily on the development, manufacture and sale of its brand multifunction products. eFax.com currently derives a substantial portion of its revenues from the sale of these brand multifunction products. However, eFax.com expects that its future revenue growth will be dependent, in part, on expansion of its recently introduced Internet-based document services, such as its fax-to-e-mail service, and on further licensing of eFax.com's hardware and software technologies and software products. However, we cannot assure you that eFax.com will realize growth in
revenues from such sales.   If such growth in revenues does not occur and if
revenues from the sale of eFax.com's brand multifunction products does not to continue at past growth rates, it could have a material adverse effect on eFax.com's business, financial condition and results of operations.

WE DEPEND ON THE CONTINUED GROWTH OF INTERNET COMMERCE. WE FACE THE RISKS THAT INTERNET COMMERCE MAY NOT GROW AS RAPIDLY AS ANTICIPATED AND THAT THE INTERNET MAY EXPERIENCE TECHNICAL PROBLEMS DUE TO INSUFFICIENT INFRASTRUCTURE AND INADEQUATE TECHNOLOGICAL IMPROVEMENTS.

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

OUR MANUFACTURING CUSTOMERS, WHICH PROVIDE A SIGNIFICANT PORTION OF OUR REVENUES, MAY NOT CONTINUE TO DEVELOP, MARKET OR SELL PRODUCTS INCORPORATING EFAX.COM'S TECHNOLOGY.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OUR DEALERS AND DISTRIBUTORS MAY REDUCE OR DELAY SALES OR STOP MARKETING EFAX.COM'S PRODUCTS WITH A RESULTING LOSS OF REVENUES.

     eFax.com has derived a substantial portion of its revenues from sales of its JetFax brand multifunction products through dealers and distributors. eFax.com expects that sales of these products through its dealers and distributors will continue to account for a substantial portion of eFax.com's revenues for the foreseeable future. eFax.com currently maintains distribution relationships with dealers associated with IKON Office Solutions, a national group of office equipment dealers, and A. Messerli AG, one of eFax.com's office equipment dealers located in Switzerland. Each of eFax.com's dealers and distributors can stop marketing eFax.com's products with only limited notice to eFax.com and with little or no penalty. The loss of one or more of eFax.com's major dealers or distributors could have a material adverse effect on eFax.com's business, financial condition and results of operations. eFax.com's dealers and distributors also offer competing products manufactured by third parties. We can give no assurance that eFax.com's dealers and distributors will give priority to the marketing of eFax.com's products as compared to the marketing of our competitors' products. Any reduction or delay in sales of eFax.com's products by our dealers and distributors could have a material adverse effect on eFax.com's business, financial condition and results of operations.

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT.

     eFax.com has had annual net losses since the company was formed. eFax.com's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $36.9 million as of June 30, 1999. We can give you no assurance that eFax.com will achieve profitability on a quarterly or annual basis in the future.

WE MAY FAIL TO ADAPT TO OUR MARKET'S RAPIDLY CHANGING TECHNOLOGY AND EVOLVING INDUSTRY STANDARDS AND WE MAY LOSE COMPETITIVENESS AND REVENUES AS A RESULT.

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

WE FACE A HIGH LEVEL OF COMPETITION IN OUR INTERNET-RELATED INDUSTRY.

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

     With respect to hardware and software technologies for multifunction products, eFax.com competes with Peerless Systems Corporation, Personal Computer Products, Inc. and Xionics Document Technologies, Inc., among others. With respect to desktop software, eFax.com competes with Caere Corporation, Simplify Development Corporation, Smith Micro Software, Inc., Visioneer Inc., Wordcraft International and Xerox, among others. In the newly evolving market for fax- to-e-mail services, competitors include JFAX.com, Inc., an established business, and CallWave, a start-up that is just introducing its product.

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

WE ARE DEPENDENT ON KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES.

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

OUR RAPID GROWTH PLACES A STRAIN ON OUR OPERATIONS AND FINANCIAL RESOURCES AND WE MAY FAIL TO MANAGE OUR GROWTH EFFECTIVELY. IN ADDITION, WE MAY FACE RISKS ASSOCIATED WITH ANY POTENTIAL ACQUISITION OF OTHER COMPANIES WHICH WE MAY CHOOSE TO UNDERTAKE.

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

     o charges to the company's earnings as a result of the purchase of intangible assets; and

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

WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS AND MAY BE AFFECTED BY CHANGES, DELAYS OR INTERRUPTIONS IN SUPPLY OF COMPONENTS OF OUR PRODUCTS FROM THESE SUPPLIERS.

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

WE GENERATE A SIGNIFICANT PORTION OF OUR REVENUES FROM OUR INTERNATIONAL ACTIVITIES AND WE ARE SUBJECT TO MANY RISKS AS A RESULT OF THESE ACTIVITIES.

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

OUR ONLY MANUFACTURING FACILITY AND SEVERAL OF OUR SUPPLIERS ARE LOCATED IN ONE GEOGRAPHIC AREA. A DISRUPTION OF OUR MANUFACTURING FACILITY AND OUR SUPPLIERS IN THE SAME GEOGRAPHIC AREA WOULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

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

WE MAY BE ADVERSELY AFFECTED IF OUR COMPUTER SYSTEMS OR THOSE OF OUR DISTRIBUTORS, SUPPLIERS AND CUSTOMERS FAIL BECAUSE OF YEAR 2000 PROBLEMS.

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

     As discussed above, eFax.com has recently implemented new information systems and accordingly does not anticipate any internal year 2000 problems from those information systems, databases or programs. However, year 2000 problems faced by major distributors, suppliers, customers and financial service organizations with which we interact could adversely impact eFax.com. We expect to complete our assessment of the potential impact of these additional issues by August 31, 1999. We can give you no assurance that we will be able to detect all potential failures of eFax.com's computer systems or the computer systems of third parties. A significant failure of eFax.com's or a third party's computer system could have a material adverse effect on eFax.com's business, financial condition and results of operations. However, we are unable at this time to assess what might be the extent of such effect. eFax.com intends to complete a contingency plan by August 31, 1999, detailing actions that would be taken in the event that such a failure occurs.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No change has occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1998. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.     OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     In April 1999, the Company and E-Fax Communications, Inc. signed a settlement agreement in which E-Fax Communications, Inc. agreed to dismiss all charges against eFax.com, transfer all rights to the mark "E-FAX" to eFax.com, Inc., stop all use of the "E-FAX" trademark, and change its corporate name. The agreement called for eFax.com, Inc. to pay E-Fax Communications, Inc. a combination of cash and common stock in an amount not to exceed $2.5million.


ITEM 2.     CHANGES IN SECURITIES

     (a)     Not applicable.

     (b) On May 10, 1999, eFax.com entered into a purchase agreement with an investor for the private placement of $15 million of Series A Convertible Preferred Stock, convertible into Common Stock based upon the five-day average stock price prior to closing which was $21.1375. The conversion price is subject to an adjustment after one year to the greater of the then current market price of the Common Stock or 60% of the initial conversion price. The agreement also includes 300,000 warrants exercisable at a 10% premium to the Series A Convertible Preferred Stock conversion price or $23.25. The Series A Convertible Preferred Stock includes an 8% dividend payable in cash or common stock at the option of eFax.com. The closing occurred on May 13, 1999. eFax.com has filed a registration statement for the resale of the shares of Common Stock acquired on conversion of the Convertible Preferred Stock and upon exercise of the warrants. Holders of the preferred shares shall have no voting rights, except as required by law, including but not limited to the General Corporation Laws of the State of Delaware. The Company cannot declare or pay any cash dividend or distribution on the common stock without the prior express written consent of the holders of not less than two-thirds of the then outstanding preferred shares. In the event of a liquidation of the Company, the holders of the Series A Convertible Preferred Stock would be entitled to receive distributions in preference to the holders of the Common Stock.

     (c) During the second quarter ended June 30, 1999, eFax.com sold the following unregistered securities:

             In April 1999, the Company issued 45,506 shares of common stock to E-Fax Communications, Inc. as part of a settlement agreement for trademark rights entered into on April 9, 1999 between E- Fax Communications, Inc. and eFax.com, Inc. In July 1999, the amount of shares issued was increased to 127,592 per the terms of the agreement that specifies that the number of shares be based on the average share price just prior to a registration of the shares for resale becoming effective. The average value of the shares used in the computation was $15.675.

             In May 1999, the Company issued 975 shares of convertible preferred stock to Fisher Capital Ltd. and 525 shares of convertible preferred stock to Wingate Capital Ltd. for $15 million in connection with a securities purchase agreement dated May 7, 1999 among eFax.com, Fisher Capital and Wingate Capital. The preferred shares are convertible into 461,266 and 248,374 shares of common stock for Fisher Capital and Wingate Capital, respectively, based on a conversion price of $21.1375 per share.

             In May 1999, the Company issued warrants to purchase 195,000 shares of common stock to Fisher Capital Ltd. and warrants to purchase 105,000 shares of common stock to Wingate Capital Ltd. in connection with a securities purchase agreement dated May 7, 1999 among eFax.com, Fisher Capital and Wingate Capital. The warrant exercise price is $23.25. These warrants may be exercised immediately.

             In May 1999, the Company issued warrants to purchase 124,995 shares of common stock to Reedland Capital Partners for their services in connection with the sale of Series A preferred stock and warrants to Fisher Capital and Wingate Capital. The warrant exercise price is $26.33. These warrants may be exercised immediately.

             In May 1999, the Company issued warrants to purchase 5,000 shares of common stock to Global NAPS, Inc., in connection with the completion and acceptance of project milestones. The warrant exercise price is $19.06. These warrants may be exercised immediately.

             The issuance and sale of all such securities was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number and nature of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investors, (iii) the fact that such persons represented and warranted to the Company, among other things, that such persons were acquiring the securities for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that a certificate representing the securities was issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 13, 1998 at 2:00 p.m., local time, at the Stanford Park Hotel, 100 El Camino Real, Menlo Park, California. The Annual Meeting was held for the purpose of (a) electing seven members of the Board of Directors to serve for the ensuing year and until their successors are elected, (b) approving an amendment to the Company's Certificate of Incorporation to change the name of the Company to "eFax.com," (c) approving an increase in the aggregate number of shares of Common Stock authorized for issuance under the Company's 1995 Stock Plan, as amended, by 1,000,000 shares, (d) ratifying and approving the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1999 and (e) transacting such other business as may properly come before the Annual Meeting. The two matters below were voted upon and approved:

Proposal No. 1 - Election of Directors:

     The following persons were duly elected to the Board by the stockholders for a one year term and until their successors are elected and qualified:


        NOMINATION               VOTES FOR          VOTES ABSTAINED
        ----------               ---------          ---------------
     Rudy Prince                 10,774,850              39,822
     Thomas B. Akin              10,774,750              39,922
     Douglas Y. Bech             10,774,850              39,822
     Steven J. Carnevale         10,774,850              39,822
     Edward R. Prince, Jr.       10,774,850              39,822
     Lon B. Radin                10,774,850              39,822
     Albert E. Sisto             10,774,850              39,822


Proposal No. 2 - Approval of an Amendment to the Company's Certificate of Incorporation to Change the Name of the Company:


                             VOTES             VOTES
          VOTES FOR         AGAINST          ABSTAINED
         -----------       ---------        -----------
          10,798,398         10,670            5,604



Proposal No. 3 - Approval of an Increase in the Shares Authorized for Issuance Under the 1995 Stock Plan, as Amended:


                             VOTES             VOTES
          VOTES FOR         AGAINST          ABSTAINED          UNVOTED
         -----------       ---------        -----------        ---------
          2,133,866         116,517           40,335           8,523,954



Proposal No. 4 - Ratification of Appointment of Independent Auditors:



                                                VOTES          VOTES
        NOMINATION              VOTES FOR      AGAINST       ABSTAINED
       ------------            -----------    ---------     -----------
   Deloitte & Touche LLP       10,783,371      15,730         15,571



ITEM 5.     OTHER INFORMATION

     Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits.


     Exhibit
     Number                          Description
     ------    ---------------------------------------------------------------

      4.6 Form of Warrant to Purchase Common Stock by and between eFax and Reedland Capital Partners.

     27.1      Financial Data Schedule.

     -------------------


     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      EFAX.COM, INC.
                                               --------------------------
                                                      (Registrant)



Date: August 17, 1999                          By: /s/ TODD J. KENCK
                                                  -------------------------
                                                       Todd J. Kenck
                                                   Vice President, Finance
                                                 and Chief Financial Officer
                                                  (Authorized Officer and
                                                  Principal Financial and
                                                     Accounting Officer)