Form 10-Q
period 1999-10-02
EFAX COM INC
filed 1999-11-16
CIK 872901

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended October 2, 1999.

      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from              to
                                    --------------  -------------

      Commission File Number  0-22561




                               EFAX.COM, INC.
           (Exact name of Registrant as specified in its charter)




             Delaware                                  77-0182451
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)




             1378 Willow Road, Menlo Park, California     94025
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



As of November 12, 1999 there were 12,900,632 shares of common stock, $.01 par value, outstanding.


This Report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 23.

                       EFAX.COM, INC. AND SUBSIDIARIES
                                  INDEX TO
                             REPORT ON FORM 10-Q
                      FOR QUARTER ENDED OCTOBER 2, 1999


                                                                          Page
                                                                          ----


PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:

           Condensed Consolidated Balance Sheets - September 30, 1999
            and December 31, 1998........................................   3

           Condensed Consolidated Statements of Operations - Three
            Months and Nine Months Ended September 30, 1999 and 1998.....   4

           Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 1999 and 1998.....................   5

           Notes to Condensed Consolidated Financial Statements..........   6


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....  22


PART II.  OTHER INFORMATION


Item 2.   Changes in Securities..........................................  23

Item 6.   Exhibits and Reports on Form 8-K...............................  23

          Signature......................................................  24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                   September 30,  December 31,
                                                       1999         1998 (1)
                                                     --------      --------
                                                   (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                           $  8,009      $  1,305
 Short-term investments                                 2,996         2,808
 Accounts receivable, net                               3,287         4,402
 Inventories                                            2,386         4,519
 Prepaid expenses                                         589           247
                                                     --------      --------
   Total current assets                                17,267        13,281

Property, net                                           2,224         1,339
Other assets                                            4,110         1,595
                                                     --------      --------
Total assets                                         $ 23,601      $ 16,215
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $  3,605      $    777
 Accrued liabilities                                    1,671         1,576
 Current deferred revenue                                 124             -
                                                     --------      --------
   Total current liabilities                            5,400         2,353

Deferred revenue                                           25            25

Stockholders' equity:
 Series A convertible preferred stock, $0.01 par
  value; 5,000,000 shares authorized, shares
  outstanding: 1,500 in 1999 and none in 1998               -             -
 Common stock, $0.01 par value; 35,000,000 shares
  authorized,  shares outstanding: 12,878,092
  in 1999 and 11,873,711 in 1998                          129           119
 Additional paid-in capital                            62,568        42,946
 Accumulated deficit                                  (44,521)      (29,228)
                                                     --------      --------
   Total stockholders' equity                          18,176        13,837
                                                     --------      --------
Total liabilities and stockholders' equity           $ 23,601      $ 16,215
                                                     ========      ========



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

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        ------------------  ------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
Revenues:
 Product                                $  4,649  $  5,986  $ 15,808  $ 18,092
 Licenses and services                     1,258     1,366     3,472     3,781
 Development fees                            242       396       921     1,296
                                        --------  --------  --------  --------
   Total revenues                          6,149     7,748    20,201    23,169
                                        --------  --------  --------  --------

Costs and expenses:
 Cost of product revenues                  3,444     4,186    11,169    12,314
 Cost of licenses and services               918       151     1,864       600
 Research and development                  1,545     1,267     4,779     4,055
 Selling and marketing                     6,841     1,749    13,337     5,660
 General and administrative                  877       480     4,072     1,884
                                        --------  --------  --------  --------
   Total costs and expenses               13,625     7,833    35,221    24,513
                                        --------  --------  --------  --------

Loss from operations                      (7,476)      (85)  (15,020)   (1,344)
                                        --------  --------  --------  --------

Other income (expense):
 Interest income                             184        86       325       248
 Interest expense                              -         -         -        (2)
 Other income (expense)                       (6)       46       (68)       22
                                        --------  --------  --------  --------

   Total other income                        178       132       257       268
                                        --------  --------  --------  --------

Income (loss) before income taxes         (7,298)       47   (14,763)   (1,076)

Provision for income taxes                    21        10        61        59
                                        --------  --------  --------  --------

Net income (loss)                         (7,319)       37   (14,824)   (1,135)

Series A Convertible Preferred
 stock dividends                            (299)        -      (470)        -
                                        --------  --------  --------  --------

Net income (loss) applicable to
 common stockholders                    $ (7,618) $     37  $(15,294)   (1,135)
                                        ========  ========  ========  ========

Net income (loss) per share:
 Basic                                  $  (0.59) $   0.00  $  (1.23) $  (0.10)
                                        ========  ========  ========  ========
 Diluted                                $  (0.59) $   0.00  $  (1.23) $  (0.10)
                                        ========  ========  ========  ========

Shares used in computing net
 income (loss) per share:
 Basic                                    12,854    11,806    12,467    11,767
                                        ========  ========  ========  ========
 Diluted                                  12,854    12,838    12,467    11,767
                                        ========  ========  ========  ========

For presentation purposes, the periods ended October 2, 1999 and October 3, 1998 are referred to above as ending on September 30, 1999 and 1998, respectively.

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Cash flows from operating activities:
 Net loss                                                 $(14,824)  $ (1,135)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
  Depreciation and amortization                                872        295
  Loss on disposal of asset                                    (39)         -
  Issuance of Common Stock for service                         208          -
  Common Stock options - severance                           1,367          -
  Common Stock options - services                              302          -
  Changes in assets and liabilities:
   Trade receivables                                         1,115        568
   Inventories                                               2,133       (717)
   Prepaid expenses                                           (342)         6
   Accounts payable                                          2,828       (469)
   Deferred revenue                                            124        (24)
   Accrued liabilities                                        (330)       (17)
                                                          --------   --------
    Net cash used for operating activities                  (6,586)    (1,493)
                                                          --------   --------

Cash flows from investing activities:
 Purchase of short-term investments                         (2,996)    (1,537)
 Sale of short-term investments                              2,808          -
 Purchase of property                                       (1,301)      (346)
 Increase in other assets                                     (594)      (258)
                                                          --------   --------
    Net cash used for investing activities                  (2,083)    (2,141)
                                                          --------   --------

Cash flows from financing activities:
 Proceeds from sale of Common Stock                          1,158          3
 Repurchase of Common Stock                                      -       (112)
 Proceeds from sale of Series A Convertible
  Preferred Stock, net                                      14,215          -
                                                          --------   --------
    Net cash provided by (used for) financing activities    15,373       (109)
                                                          --------   --------

Increase (decrease) in cash and cash equivalents             6,704     (3,743)
Cash and cash equivalents, beginning of period               1,305      4,200
                                                          --------   --------
Cash and cash equivalents, end of period                  $  8,009   $    457
                                                          ========   ========

Supplemental cash flow information:
 Interest paid                                            $      -   $      2
                                                          ========   ========
 Taxes paid - foreign withholding                         $     29   $     38
                                                          ========   ========

Supplemental noncash investing and financial information:
 Warrant expense - service                                $    337   $      -
                                                          ========   ========
 Conversion of accrued ESPP for purchase of Common Stock  $     45   $     76
                                                          ========   ========
 Trademark settlement                                     $  2,000   $      -
                                                          ========   ========
 Cumulative dividends on Series A Convertible
  Preferred Stock                                         $    470   $      -
                                                          ========   ========

See notes to condensed consolidated financial statements.

            EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.     Basis of Presentation

Interim Financial Information

     The accompanying condensed consolidated financial statements of eFax.comTM, Inc. and its wholly-owned subsidiaries ("eFax.com" or "eFax" or the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     This financial data should be read in conjunction with the audited financial statements and notes thereto included in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1998.

     Certain prior quarter amounts have been reclassified to conform to the current quarter presentation for cost of licenses and services as well as selling and marketing expenses.

Fiscal Period End

     The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week and 39-week periods ended October 2, 1999 and October 3, 1998 as the three and nine months ended September 30, 1999 and 1998, respectively.


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


                                        Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                     -------------------  -------------------
                                       1999      1998       1999      1998
                                     --------  --------   --------  --------
Net income (loss) applicable to
 Shareholders                        $ (7,618) $     37   $(15,294) $ (1,135)
                                     ========  ========   ========  ========

SHARES USED IN COMPUTATION:
Weighted average common shares
 outstanding used in computation
 of basic earnings(loss) per share     12,854    11,806     12,467    11,767
Dilutive effect of stock options
 and warrants                               -     1,032          -         -
                                     --------  --------   --------  --------
Shares used in computation of
 diluted net income (loss) per share   12,854    12,838     12,467    11,767
                                     ========  ========   ========  ========

BASIC EARNINGS (LOSS) PER SHARE      $  (0.59) $   0.00   $  (1.23) $  (0.10)
                                     ========  ========   ========  ========
DILUTED EARNINGS (LOSS) PER SHARE    $  (0.59) $   0.00   $  (1.23) $  (0.10)
                                     ========  ========   ========  ========

           EFAX.COM, INC. (FORMERLY JETFAX, INC.) AND SUBSIDIARIES

                                 (Unaudited)

2.     Inventories

     Inventories consist of the following (in thousands):


                                                September 30,   December 31,
                                                    1999            1998
                                                -------------   ------------
       Materials and supplies                     $  1,074        $  1,982
       Work-in-process                                 256              93
       Finished goods                                1,056           2,444
                                                  --------        --------
       Total                                      $  2,386        $  4,519
                                                  ========        ========

3.     Accrued Liabilities

     Accrued liabilities consist of (in thousands):

                                                September 30,   December 31,
                                                    1999            1998
                                                -------------   ------------
       Compensation and related benefits          $    904       $    632
       Product warranty                                 44             78
       Royalties                                        42             62
       Other                                           681            804
                                                  --------       --------
       Total                                      $  1,671       $  1,576
                                                  ========       ========


4.     Comprehensive Income

     Effective January 1, 1998, eFax.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three and nine months ended September 30, 1999 and 1998, there were no differences between eFax.com's comprehensive loss and net loss.


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On February 8, 1999, the corporate name of JetFax, Inc., a Delaware Corporation was changed to "eFax.com, Inc." All filings and reports made after February 8, 1999 bear the name "eFax.com, Inc."

     eFax.com, Inc. is a leading provider of Internet unified messaging
services.   eFax.com currently provides its free and fee-base Internet unified messaging services to more than 1.4 million users. In February 1999, eFax.com launched its unified messaging services that incorporate fax-to-email, voicemail and voice-to-email capabilities. Prior to entering this market, eFax.com had developed and marketed branded and OEM products and software solutions for the multifunction product ("MFP") market, which consists of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. In addition, eFax.com has licensed its embedded systems technology and software to a number of manufacturers of MFPs. eFax.com recently announced that it will discontinue its branded product sales and dealer channel in order to increase its focus on Internet services and OEM opportunities in the MFP market.

     The Company operates on a 52-53 week reporting year ending on the first Saturday on or following December 31. The 13-week periods from July 4, 1999 to October 2, 1999 and from July 5, 1998 to October 3, 1998 are referred to herein as the three months ended September 30, 1999 and September 30, 1998, respectively. The 39-week periods from January 3, 1999 to October 2, 1999 and from January 4, 1998 to October 3, 1998 are referred to herein as the nine months ended September 30, 1999 and September 30, 1998, respectively.

     eFax.com's revenues are derived from three sources: (i) product revenues consisting of sales of JetFax branded MFPs, OEM branded MFPs, consumables and upgrades; (ii) licenses and services fees, which include eFax(R) Service revenues (introduced during the quarter ended June 30, 1999) and software and technology license fees related to both its embedded system technology for MFPs and its desktop software; and (iii) development fees for the customization and integration of eFax.com's embedded system technology and desktop software in OEM products. Historically, product revenues have accounted for the majority of eFax.com's total revenues. For the three months ended September 30, 1999, product revenues, licenses and services revenues, and development fees as a percentage of total revenues were 76%, 20%, and 4%, respectively, as compared to 77%, 18%, and 5% for the comparable period in the prior year. For the nine months ended September 30, 1999, product revenues, licenses and services revenues, and development fees as a percentage of total revenues were 78%, 17%, and 5%, respectively, as compared to 78%, 16%, and 6% for the comparable period in the prior year.

     Overall product revenues for the three month period ended September 30, 1999 have declined from prior quarters as a result of the transition to an OEM business model. Shipments of the new OEM platform MFP are anticipated to begin in the fourth quarter, but are not expected reach the historical volume of the established JetFax branded MFPs in that period.

     The new emphasis on Internet services has resulted in increased expenditures for both external promotions and other marketing expenses. The majority of these costs are related to media and Internet advertising promoting both

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 the basic service and new products and features as introduced. Similarly infrastructure costs to support the planned expansion of services have increased. These infrastructure costs include the cost of delivery of the service such as telephony charges and depreciation on capital equipment, as well as technical and operational support personnel.

     eFax.com has experienced, and may continue to experience, significant fluctuations in quarterly operating results that have been or may be caused by many factors including: the timing of introductions of new products or product enhancements; initiation, expansion, reduction or termination of arrangements between eFax.com and significant OEM customers; the size and timing of and fluctuations in end user demand; currency fluctuations; and general economic conditions. eFax.com expects that its operating results will continue to fluctuate significantly as a result of these and other factors discussed under the heading "Factors That May Affect Operating Results".


Results of Operations

     The following table sets forth, as a percentage of total revenues, certain items in eFax.com's statements of operations for the periods indicated.

                                       Three Months Ended  Nine Months Ended
                                          September 30,      September  30,
                                       ------------------  ------------------
                                         1999      1998      1999      1998
                                       --------  --------  --------  --------
Revenues:
 Product                                   75.6%     77.3%     78.3%     78.1%
 Licenses and services                     20.5      17.6      17.2      16.3
 Development fees                           3.9       5.1       4.5       5.6
                                       --------  --------  --------  --------
   Total revenues                         100.0     100.0     100.0     100.0
                                       --------  --------  --------  --------
Costs and expenses:
 Cost of product revenues                  56.0      54.0      55.3      53.2
 Cost of licenses and services             14.9       1.9       9.2       2.6
 Research and development                  25.1      16.4      23.7      17.5
 Selling and marketing                    111.3      22.6      66.0      24.4
 General and administrative                14.3       6.2      20.2       8.1
                                       --------  --------  --------  --------
   Total costs and expenses               221.6     101.1     174.4     105.8
                                       --------  --------  --------  --------
Loss from operations                     (121.6)     (1.1)    (74.4)     (5.8)
Other income, net                           2.9       1.7       1.3       1.2
                                       --------  --------  --------  --------
Income (loss) before income taxes        (118.7)      0.6     (73.1)     (4.6)
Provision for income taxes                  0.3       0.1       0.3       0.3
                                       --------  --------  --------  --------
Net income (loss)                        (119.0)      0.5     (73.4)     (4.9)
Series A Convertible Preferred stock
 Dividends                                 (4.9)        -      (2.3)        -
                                       --------  --------  --------  --------

Net income (loss) applicable to
 common stockholders                     (123.9)%     0.5%    (75.7)%    (4.9)%
                                       ========  ========  ========  ========


Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

     Revenues.  Total revenues decreased 21% to $6.1 million from $7.7 million
     --------
for the three months ended September 30, 1999 and September 30, 1998, respectively. For the nine-month periods ended September 30, 1999 and September 30, 1998, respectively, total revenues declined 13% to $20.2 million from $23.2 million.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Product revenues decreased 22% to $4.6 million from $6.0 million for the three months ended September 30, 1999 and September 30, 1998, respectively, and dropped 6% from the preceding three months ended June 30, 1999. Revenue from shipments of MFPs declined 26% from the preceding three months, as final domestic units of the JetFax branded Series M900 product were sold. Final sales for the Series M900 product internationally are expected during the fourth quarter. Product revenues also reflected the continued erosion in average selling prices, driven by both the level of OEM business and general market pressures. Average selling prices for the three months ended September 30, 1999 declined 14% from the year ago period, and dropped 4% from the preceding three months ended June 30, 1999. Unit sales for the three months ended September 30, 1999 decreased also, down 30% from the three months ended September 30, 1998, and 5% from the preceding quarter. Once discontinuation of JetFax branded products is complete, the hardware business will focus exclusively on OEM channels. As a result, hardware product revenues are expected to decline for the remainder of the year as this move to a new business model is implemented. Consumable revenue increased 25% in the third quarter versus the year ago period, declining only slightly from the preceding quarter. For the nine months ended September 30, 1999 and September 30, 1998, overall product revenues declined 13% to $15.8 million from $18.1 million, a reflection of the factors related to the Company's JetFax branded products.

     Licensing and services revenues were down slightly for the three months ended September 30, 1999 as compared to the year ago three months ended September 30, 1998. Anticipated declines for: a) per unit royalties for the Hewlett-Packard SureStore CD-Writer, due to a product transition and; b) software revenues due to the withdrawal of PaperMaster products from the retail distribution channel were offset by revenues recognized from the eFax Service. Licensing and services revenues increased 18% from the preceding three month period ended June 30,1999. eFax Service revenue totaled $442,000, up significantly from $33,000 in the preceding quarter, and consisted primarily of recurring monthly subscription fees, signup fees, usage-based charges and revenues from advertising activities. For the nine-month period, licensing and services revenues declined 8% to $3.5 million from $3.8 million for the comparable year ago period, the result of the aforementioned anticipated decline.

     Development fees dropped 39% to $242,000 from $396,000 for the three months ended September 30, 1999 and September 30, 1998, respectively, as current projects neared completion. For the nine-month period, development revenues declined 29% to $921,000 from $1.3 million for the prior year period, reflecting the completion of current projects and conversion of development fees to per unit royalties.

     International revenue increased to 19% of total revenues for the three months ended September 30, 1999 from 17% for the comparable period in 1998, primarily as a result of overall revenue declines, attributable to the refocus
and transition of efforts in the US to an OEM model.   One customer, Hewlett-
Packard, accounted for $770,000 (13%) of total revenues for the current quarter, compared with $1.3 million (17%) for the year ago period.

     Cost of Product Revenues.    Cost of product revenues decreased 18% to
     ------------------------
$3.4 million from $4.2 million for the three months ended September 30, 1999 and September 30, 1998, respectively, and decreased 9% to $11.2 million from $12.3 million for the nine months ended September 30, 1999 and September 30, 1998, respectively. Product gross margin was 26%, down from 30% for the year ago period. This decrease was attributable to volume and average selling price declines and the absence of favorable foreign exchange rates experienced on inventory purchases in the third quarter of 1998. For the nine-month periods ended September 30, 1999 and September 30, 1998, margins were 29% and 32%, respectively.

     Print engines are purchased for the Series M900 product line in Yen from OkiData Corporation. For the nine months ended September 30, 1999 the average exchange rate for purchases weakened to 113 from 136 Yen to the dollar for the same year ago period. As a result of this rate change, cost of goods sold was increased by $455,000, a major component of the margin decline.

     Cost of Licenses and Services.    Cost of licenses and services climbed
     -----------------------------
508% to $918,000 from $151,000 for the three months ended September 30, 1999 and September 30, 1998, respectively, and increased 150% to $1.5 million from $600,000 for the nine months ended September 30, 1999 and September 30, 1998, respectively. Costs related to software and licensing for the current quarter were essentially flat with the year ago period. Direct costs for the eFax Service totaled $751,000 for the three months ended September 30, 1999, up significantly from the preceding quarter. Planned expansion in support of the business growth included service delivery costs such as telephony

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

charges, depreciation on capital equipment, operations personnel as well as all technical and customer support related expenses.

     Research and Development.    Research and development expenses rose 22% to
     ------------------------
$1.5 million from $1.3 million for the three months ended September 30, 1999 and September 30, 1998, respectively, driven by higher personnel costs related to headcount growth, as well as an increase in prototype and tooling charges in support of the next generation OEM MFP platform. Average headcount for the current quarter rose 9% over the year ago period. Research and development expenses grew 18% to $4.8 million from $4.1 million for the nine months ended
September 30, 1999 and September 30, 1998, respectively.   Increased costs for
the nine-month period included software development charges in support of the new eFax Service as well as the impact of headcount growth.

     Selling and Marketing.    Selling and marketing expenses climbed 291% to
     ---------------------
$6.8 million from $1.7 million for the three months ended September 30, 1999 and September 30, 1998, respectively. Increased promotional activity in support of the new eFax Service accounted for effectively all of the increase, more than offsetting the elimination of external marketing efforts related to the branded hardware business. Selling and marketing expenses rose 135% to $13.3 million from $5.7 million for the nine months ended September 30, 1999 and September 30, 1998, respectively, the result of these same activities. Selling and marketing expenses are expected to continue at the same level on a dollar basis for the fourth quarter of fiscal 1999.

     General and Administrative.     General and administrative expenses rose
     --------------------------
83% to $877,000 from $480,000 for the three months ended September 30, 1999 and September 30, 1998, respectively. Amortization of trademarks, legal expenses, expenses related to external reporting for public companies, and, to a lesser degree, hiring and compensation expenses were primarily responsible for this increase. General and administrative expenses rose 116% to $4.1 million from $1.9 million for the three months ended September 30, 1999 and September 30, 1998, respectively, driven primarily by $1.4 million of stock-based severance charges related to changes in executive management in the second quarter, as well as the aforementioned expenses.

     Interest and Other Income (Expense).     Interest and other income, net,
     -----------------------------------
increased to $178,000 from $132,000 for the three months ended September 30, 1999 and September 30, 1998, respectively, driven by interest income from investments. For the six-month period, interest and other income, net, decreased slightly to $257,000 from $268,000, the result of increased interest income, offset by unfavorable foreign currency fluctuations and loss on disposals of fixed assets.

     Provision for Income Tax.     Due to eFax.com's net losses, there were no
     ------------------------
provisions for federal or state income taxes for three months ended September 30, 1999 and September 30, 1998, respectively. Income tax provisions of $21,000 and $10,000, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.

     Net Income (Loss).     The net loss applicable to common shareholders for
     -----------------
the three months ended September 30, 1999 was $7.6 million or $0.59 per share compared to net income for the three months ended September 30, 1998 of $37,000 or $0.00 per share. The net loss for the nine months ended September 30, 1999 was $15.3 million or $1.23 per share compared to $1.1 million or $0.10 per share for the nine months ended September 30, 1998. Significant drivers to the current year loss include: 1) heavy spending on external promotions for the new eFax Service, 2) a shift in the hardware business model from branded products to OEM channels, and 3) costs associated with changes in management.


Liquidity and Capital Resources

     eFax.com has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and sales of common stock. The total amount of equity raised through September 30, 1999 was $62 million through a series of private financing rounds at both eFax.com and DocuMagix, and sales of common and preferred stock.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company's revolving line of credit terminated on August 23, 1999 and negotiations are now in progress to establish a new line of credit. There can be no assurance that a new line of credit will be established on terms favorable to the Company or at all.

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

     Cash, cash equivalents and short-term investments rose to $11.0 million at September 30, 1999 from $4.1 million at December 31, 1998, a result of proceeds from the private placement, partially offset by expenditures for external promotions of the eFax Service. Inventories of $2.4 million at September 30, 1999 decreased from $4.5 million at December 31, 1998 due to improved inventory management and end-of-product life cycle for the Series M900. Accounts receivable also declined to $3.3 million at September 30, 1999 from $4.4 million, the result of the lowered sales volume and continuing improved collection on aged accounts. Accounts payable rose to $3.6 million at September 30, 1999 from $777,000 at December 31, 1998, driven primarily by commitments for external promotions in support of the eFax Service.

     Investing activities for the nine months ended September 30, 1999 consumed $2.1 million of cash: $1.3 million for property purchases, $594,000 for investment in other assets and $188,000 for net purchases of short-term investments.


     Financing activities for the nine months ended September 30, 1999 provided $15.4 million of cash: $14.2 million in proceeds from the sale of Series A Convertible Preferred Stock, and $1.2 million in proceeds from the sale of Common Stock.

     eFax.com currently believes that its cash and equivalents, together with proceeds from the recent private placement of convertible preferred stock, the expected renewal of its line of credit, and funds from current and anticipated operations, will be sufficient to meet eFax.com's working capital and capital expenditure requirements for the next twelve months. If eFax.com acquires one or more businesses or products, eFax.com's capital requirements could increase substantially. To raise additional capital, the Company may issue equity securities which could dilute existing investors.



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

     This Quarterly Report on Form 10-Q and the documents incorporated by reference into this Quarterly Report on Form 10-Q may contain projections of results of operations and financial condition or other "forward-looking statements" which involve risks and uncertainties. The words "anticipate," "believe," "estimate," and "expect" and similar expressions when used in this prospectus in relation to eFax.com or its management are intended to identify such forward-looking statements. eFax.com's actual results, performance, or achievements could differ

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

OUR REVENUES MAY NOT GROW AS ANTICIPATED BECAUSE THE MARKET FOR OUR INTERNET-RELATED SERVICES IS NEW, RAPIDLY CHANGING AND UNCERTAIN.

     The market for Internet-related document communication and handling services is very new and is evolving rapidly. eFax.com expects to rely significantly in the future on revenues generated through its "eFax" service, a free fax-to-e-mail service, and products which support this service. We cannot assure you, however, that the base of customers subscribing to our eFax(c) service will continue to expand rapidly. Nor can we assure you that users will be willing to pay fees for premium services or that the subscriber base will grow large enough to be capable of

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     eFax.com has derived a significant portion of its revenues from licensing of its software and hardware and software technologies to other parties and from providing development services to manufacturing customers. eFax.com currently has manufacturing relationships with Hewlett-Packard Company, Oki Data Corporation, and Konica Business Systems. eFax.com anticipates that it will derive a significant portion of its revenues in the future from its manufacturing customers and that eFax.com's revenues will be dependent upon, among other things, the ability and willingness of its manufacturing customers to develop and promote multifunction products that

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT.

     eFax.com has had annual net losses since the company was formed. eFax.com's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $44.5 million as of September 30, 1999. We can give you no assurance that eFax.com will achieve profitability on a quarterly or annual basis in the future.

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

Any failure of eFax.com to anticipate or respond adequately to the rapidly changing technology and evolving industry standards and needs could result in a loss of our competitiveness or revenues. Any significant delay in our development or introduction of new and enhanced products and services could also result in a loss of

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     eFax.com relies on various suppliers of components for its products. eFax.com generally buys components under purchase orders and does not have long-term agreements with its suppliers. Alternate suppliers may be readily available for some of these components. However, for other components, we do not know how long it would take to find a replacement supplier and to receive replacement components. If we need to find another supplier of those components which we now purchase from a single source, we may not have sufficient inventory to fill customer orders without interruption. Although we believe we could develop other sources for these single source components, no alternative source currently exists and the process of finding an alternate source could take several

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

   o   trade restrictions;

   o   tariffs and other trade barriers;

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

     As discussed above, eFax.com has recently implemented new information systems and accordingly does not anticipate any internal year 2000 problems from those information systems, databases or programs. However, year 2000 problems faced by major distributors, suppliers, customers and financial service organizations with which we interact could adversely impact eFax.com. Our assessment of the potential impact of these additional issues was completed in October 1999. We can give you no assurance that we were able to detect all potential failures of eFax.com's computer systems or the computer systems of third parties. A significant failure of eFax.com's or a third

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

party's computer system could have a material adverse effect on eFax.com's business, financial condition and results of operations. eFax.com has completed its contingency plan, detailing actions that would be taken in the event that such a failure occurs.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No change has occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1998. Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.     OTHER INFORMATION


ITEM 2.      CHANGES IN SECURITIES

     (a)  Not applicable.

     (c) During the quarter ended September 30, 1999, eFax.com sold the following unregistered securities:

          In April 1999, the Company issued 45,506 shares of common stock to E-Fax Communications, Inc. as part of a settlement agreement for trademark rights entered into on April 9, 1999 between E- Fax Communications, Inc. and eFax.com, Inc. In July 1999, an additional 82,086 shares were issued per the terms of the agreement in order to provide aggregate consideration of $2.0 million at the time the registration statement was declared effective. The average value of the shares used in the computation was $15.675.

          In November 1999, the Company issued warrants to purchase 22,500 shares of common stock to Global NAPS, Inc., in connection with the completion and acceptance of project milestones in September 1999. The warrant exercise price is $8.625. These warrants may be exercised immediately.

          The issuance and sale of all such securities was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number and nature of persons to whom the securities were issued, (ii) the fact that such persons represented and warranted to the Company, among other things, that such persons were acquiring the securities for investment only and not with a view to the resale or distribution thereof, and (iii) the fact that a certificate representing the securities was issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.
            --------

            Exhibit
            Number                         Description
            -----   ---------------------------------------------------------

             27.1    Financial Data Schedule.

            -----------------------

     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K
         -------------------
         during the quarter ended September 30, 1999.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       EFAX.COM, INC.
                                                   ----------------------
                                                        (Registrant)



Date: November 16, 1999                       By:   /s/   TODD J. KENCK
                                                   -----------------------
                                                          Todd J. Kenck
                                                   Vice President, Finance and
                                                     Chief Financial Officer
                                                     (Authorized Officer and
                                                     Principal Financial and
                                                       Accounting Officer)