Form 10-K
period 2000-01-01
EFAX COM INC
filed 2000-04-07
CIK 872901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 1, 2000.
     or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ___________.

                        Commission File Number 0-22561

                                   eFax.com

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 3, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $63,493,325 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 3, 2000, the Registrant had outstanding 13,184,072 shares of Common Stock.


                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the following documents are incorporated by reference in this report: Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after January 1, 2000. (Part III).

                                    EFAX.COM
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                         FOR YEAR ENDED JANUARY 1, 2000


                                                                          Page
                                                                          ----
                                   PART I

Item 1     Business                                                         3
Item 2     Properties                                                       9
Item 3     Legal Proceedings                                                9
Item 4     Submission of Matters to a Vote of Security Holders              9

                                   PART II

Item 5     Market for the Registrant's Common Equity and Related
           Stockholder Matters                                             10
Item 6     Selected Financial Data                                         12
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             13
Item 7A    Quantitative and Qualitative Disclosures About Market Risk      31
Item 8     Financial Statements and Supplementary Data                     31
Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             31

                                   PART III

Item 10     Directors and Executive Officers of the Registrant             32
Item 11     Executive Compensation                                         33
Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                                 33
Item 13     Certain Relationships and Related Transactions                 33

                                   PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                    34
Signatures                                                                 56

                                   PART I

ITEM 1.  BUSINESS

Overview

     eFax.com is a leading provider of Internet communications services. eFax.com currently provides its free and fee-based Internet communications services to more than 1.6 million users. In February 1999, eFax.com launched its Internet communications services, which incorporate fax-to-email, voicemail and voice-to-email capabilities. Prior to developing this market, eFax.com had developed and marketed branded and licensed products and software solutions for the "multifunction product ("MFP) market," which consisted of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. In addition, eFax.com has licensed its embedded systems technology and software to a number of manufacturers of multi-function products. On January 10, 2000, we announced that we will focus exclusively on expanding our position as a leading provider of enhanced Internet communications services and solutions and that we will discontinue manufacturing and sales of multifunction products.

     To date, the majority of eFax.com's revenues have been generated from sales and licensing of multifunction products. Traditionally, we license our hardware and software technologies for a range of multifunction products sold under the brand names of our manufacturing and software license customers. eFax.com also offers software which can be sold on a stand-alone basis, or bundled with hardware and software technologies to provide the customer with a complete, integrated hardware and software product solution. Our software products include eFax Messenger Plus, JetSuite, Filing Central, HotSend and Paper Master.

     On February 8, 1999, we changed our name from JetFax, Inc. to eFax.com, Inc. and announced our "eFax(r)" service, a free fax-to-e-mail Internet service. On December 16, 1999, eFax.com's corporate name changed from
eFax.com, Inc. to eFax.com.   It is eFax.com's intention to expand its service
and product offerings to include a variety of Internet-based communication services and products.


eFax.com Internet Services

     In February 1999, we launched the eFax.com web site and service. This service provides users with the capability to receive facsimile transmissions as email attachments by way of the Internet. To enable the eFax service, a user simply signs up at the eFax.com website by providing limited personal information. Once a user is registered, eFax.com issues a unique telephone number to be used as a personal eFax number. eFax users can then receive faxes by distributing their eFax number instead of a traditional fax number to contacts. To view the fax images, our users must install a client application, eFax Messenger.

     The eFax service has expanded to provide a comprehensive set of unified communications services to our users on both a free and fee basis. Our eFax Plus service is a fee based service incorporating fax-to-email, email-to-fax, voice-to-email and voicemail. Pricing for eFax Plus is based upon monthly subscription fees and usage based charges for outbound faxing. eFax Free users can utilize our fax-to-email, voice-to-email and voicemail services for free. Our cost of supporting free users is offset by revenue from advertising, which is served to the client viewer on the user's desktop, upgrade campaigns aimed at converting free users to paid customers, and e-commerce opportunities in our eFax Mall.

     eFax Free.  eFax Free is an advertising based free service which has been
     ---------
the driving force for user acquisitions for the eFax services. eFax Free allows users to receive faxes and voicemails on their eFax number at no cost to the user. The eFax Messenger software allows users to view faxes and listen to voicemails. In addition, this software incorporates ad serving technology to present advertisements on the applications tool bar while faxes and voicemails are viewed or played.

     The eFax Free service provides us with a cost effective vehicle for attracting users to the eFax services - both free and paid. Once a user subscribes to eFax Free, eFax.com will work to monetize the advertising and promotional opportunities associated with that subscriber's use of the service.

     eFax Plus.  eFax Plus is our premium fax and voicemail service aimed at
     ---------
customers desiring local or toll-free telephone numbers, fax sending and advanced management of their communications from the Internet. Features of this service include sending faxes via email, sending faxes directly from the Web, optical character recognition of received documents, and automatic email distribution of received messages to several email recipients.


eFax.com Products

     eFax.com offers the following products and solutions to its Internet, OEM and other customers:

     eFax Messenger and Messenger Plus.  eFax.com has developed the eFax
     ---------------------------------
Messenger software for eFax users to view faxes and play voice messages. eFax Messenger is based on core technology developments we have made in document portability and image compression. eFax Messenger is a very small computer application which is easily downloaded by the user. It incorporates live advertising and the capability to view, rotate, enlarge and print images. The eFax Messenger Plus software incorporates all the features of eFax Messenger while including several advanced capabilities for the eFax service as well as for communicating documents by email. Key features of eFax Messenger Plus include text and audio annotations of fax or other documents, fax sending software which, when used with the eFax service, allows users to send documents from their computers to any fax machine in the world and the capability to take nearly any document and create a portable document which can be emailed to anyone without requiring the person viewing the document to have the underlying application or fonts.

     Software.   eFax.com offers JetSuite and PaperMaster software for
     --------
convenient communication and handling of electronic and paper documents, as well as Printer Control Language ("PCL") printer drivers. JetSuite software combines low-level device drivers for printing, faxing, copying and scanning with a visual ''desktop'' application that allows a user to organize, convert and manage documents created or received using a MFP. Users can create a self-viewing, portable version of any document, whether ''printed'' electronically, captured from an Internet Web page, scanned or faxed. Such a portable document can then be e-mailed and viewed without requiring the recipient to have a specific viewer, while maintaining all of the document's original formatting, layout, colors and look. We offer JetSuite to OEMs for use with the OEMs' embedded system or bundled with eFax.com's embedded system technology. PaperMaster began shipping in 1994 as user-friendly personal document management software. PaperMaster uses a file cabinet metaphor as its user interface, allowing one to unlock and open various file drawers and folders and insert a variety of document types. The software indexes documents, allowing users to search and retrieve documents based on text strings. Also included are search and retrieval capabilities and web links to allow users to easily save web-based HTML documents. PaperMaster is marketed through OEM bundles, upgrades, and direct sales on the Internet. In 1998 Hewlett-Packard began bundling PaperMaster with its successful CD-Writer Plus storage system, broadening the market for PaperMaster to the storage arena.

     Embedded System Technology.   eFax.com develops and licenses its embedded
     --------------------------
system technology for manufacture and integration by its OEM customers into their MFPs. This technology includes a complete embedded system design, modified to meet the OEMs' specifications and requirements. Such hardware and software modifications are performed by eFax.com and typically include changes to the printer and scanner interfaces and to the control panel and user interface. We generally receive development fees in return for such modifications, in addition to prepaid and per unit royalties for the license. Our embedded system technology has been customized and licensed for use in Hewlett-Packard LaserJet 3100 and 3150, as well as the previously sold Minoltafax 1000, the Xerox 3006, and Xerox WorkCenter 250 and the Samsung dex 855.

     Hardware Multifunction Products and Related Consumables.   eFax.com
     -------------------------------------------------------
develops, manufactures and markets high quality multifunction products, integrating its embedded system technology with a printing and scanning engine. During fiscal 1999, we discontinued distribution of our JetFax branded multifunction peripherals through our own channels. eFax.com's current MFP is the Series M7, which we began shipping commercially to OEM customers in October 1999. The Series M7 offers the functionality of a high-volume, full-featured laser printer fax machine in addition to its multifunction print, copy and scan capabilities. The Series M7 includes features such as a high-speed 33.6 Kbps modem, which reduces the transmission time;

and fax-to-email capability independent of a network or special software. We also sell consumables for our hardware products, including toner cartridges, imaging drums and inkjet cartridges, which represented 29%, 19% and 17% of the our total revenues in the years ended December 31, 1999, 1998 and 1997, respectively. We will continue to sell consumables to dealers and OEM customers for the foreseeable future.


Technology

     Portable Document Technology.    Portable document technology replicates
     ----------------------------
documents for storage, transmission and viewing. Messenger Plus portable documents use a highly compressed print-imaging format containing a combination of text, fonts, color, graphic elements (such as lines and circles) and bitmaps. This portable document technology allows a single document database to handle both hard copy images from scanned or faxed documents and electronically created documents. Messenger Plus portable documents can easily be shared with others by using a freely distributable compact version of the Messenger viewer that combines with the portable document to create a self-viewing document. Messenger Plus also provides a range of imaging functionality for fast viewing, zooming and panning, as well as document markup and cleanup functionality.

     Third Generation Embedded System Technology.     eFax.com's third
     -------------------------------------------
generation embedded system technology is based on the eFax.com's application specific integrated circuit (''ASIC'') semiconductor designs integrated with a Motorola microprocessor. The specialized ASICs perform most of the heavy computational tasks, allowing the single microprocessor to drive the embedded system and service all of the functions - printing, faxing, copying and scanning - required by a MFP. The ASICs perform a variety of imaging functions and provide high-speed data paths for large image data files that are quickly moving through the various processes in the system. The ASIC imaging functions include error diffusion scanning, edge enhancement, background compensation, scaling and print smoothing. A high-speed image bus and numerous direct memory access ("DMA") channels are also provided by the ASICs to optimize system performance and provide easy access to a specialized compression/decompression imaging processor. The firmware in the embedded system is centered on our task-swapping, real-time operating system. The operating system rotates among the various MFP functions such as printing, faxing, copying or scanning, allocating enough processing time for each task to prevent any significant performance deterioration when swapping among other tasks.


Marketing and Business Development

     We market our eFax services directly to users through advertising and business development activities. During 1999, we invested approximately $15.0 million in consumer branding for the eFax services. Our branding efforts included radio, Internet banner, sponsorship and location-based advertising. In addition to traditional media advertising we market to our installed base extensively through email and the eFax.com website. eFax.com also has an active press relations campaign which targets press coverage and informing industry participants of the eFax service.

     We have partnered with several Internet community sites and technology providers to capture user registrations. As an example, we launched a cobranded service for Microsoft's WebTV in early 2000. This cobranded service combined eFax.com's expertise in fax and voice messaging with a customized site suited to the technical capabilities of the WebTV set top audience. Additional cobrand sites launched in 1999 include NBCi, FindLaw, AllBusiness.com and FortuneCity UK. We have also partnered with manufacturers of PCs, scanners and printers to bundle our eFax Messenger Plus software with our partners' products. In certain cases, an icon for the eFax Service resides on the desktop of our partners' PC products, thereby encouraging partner customers to sign up for eFax services. We have partnered with HP to distribute our software with the HP Pavillion desktop and laptop computers; HP bundles our software with their scanners and Epson bundles our software with their printers.

     Hardware Products.  eFax.com markets and sells its products worldwide to
     -----------------
OEMs, dealers and distributors. Before 1999, we maintained a separate sales force for our hardware products and OEM/licensing businesses. Marketing resources have been refocused to emphasize Internet activity through reassignment of personnel and other resources.

     OEM Relationships.   eFax.com licenses its embedded system technology and
     -----------------
software to OEMs. eFax.com works closely with OEM accounts to define product requirements, create development plans and manage development programs. The marketing group promotes eFax.com as a leading provider to OEMs of MFP solutions through a combination of public relations and press coverage, exhibits and presentations at tradeshows, product brochures and other marketing promotions.

     Software.   eFax.com's software marketing strategy is to license software
     --------
for bundling with multiple OEM products. In addition, we promote software upgrades and add-on software products in a number of ways, including software installation and reminder screens, mailings to registered users, website advertisements and co-promotions with OEMs.

     eFax.com's international sales efforts are focused principally on Western Europe. In November 1999, eFax.com launched services in the U.K. We have marketing, service or support personnel located in Germany, Ireland and the U.K. International marketing efforts are focused on promoting eFax services in Europe and pursuing business development opportunities. We have recently closed our German office, which principally supported the hardware product sales and support in Europe.


Network Operations

     The eFax.com network is currently based on 15 points of presence in the United States and in the United Kingdom. Each of eFax.com's points of presence is co-located with a telecommunications partner. Currently eFax.com works with ten different partners in the U.S. and three telecom partners in the U.K. Each co-location center requires a large number of Direct Inward Dial lines ("DIDs"), that act as individual phone numbers, Internet connectivity, and telephony services at each site. Our co-locations are typically located in manned data centers of our telecom partners, with limited onsite support. We manage and monitor our network operations and performance from a central site in Chicago. Our telecommunications partners include Focal Communications, Electric Lightwave, Global Naps, AT&T and Colt Telecom.

     Certain network management and development operations are outsourced to Integrated Global Concepts. Integrated Global Concepts provides 24 hour support and monitoring for our network and licenses to eFax.com certain elements of our network architecture. We entered into a two-year agreement with Integrated Global Concepts in February 1999.

     The decentralization of the eFax.com network provides for greater reliability and reduces our dependence on any one supplier. In addition, by being geographically dispersed our network is less susceptible to network outages caused by either power interruptions or problems with telecommunications failures. Certain functions such as customer data, billing and outbound fax sending are all centralized. All inbound message processing is handled in the distributed eFax.com network. Each point of presence is capable of operating independently of the other locations and supporting customers with telephone numbers based out of the site.


Customers

     The eFax service currently supports over 1.6 million users, including over 45,000 fee-based customers.

     In 1999, our customers also included office equipment dealers and distributors who resell branded MFPs, options and consumables, as well as OEMs that license our embedded system technology and software in conjunction with the manufacture and distribution of MFPs.

     Hardware Products.   In the United States and Canada, eFax.com distributed
     -----------------
JetFax branded products, options and consumables through office equipment dealers, primarily through IKON and dealers associated with Business Technology Associates ("BTA"). In the years ended December 31, 1999, 1998 and 1997, revenues recorded by eFax.com from dealers associated with IKON represented 11%, 16%, and 19%, respectively, of eFax.com's total revenues. The Company also distributes its products through regional distributors. As of December 31, 1999, eFax.com had discontinued sales of branded product through our dealer channel.

     OEM Relationships and JetSuite and PaperMaster Software.   eFax.com
     -------------------------------------------------------
receives license fees and development fees for our embedded system technology and desktop software from a number of manufacturers of MFPs. We currently license embedded system technology or desktop software to 25 companies and have OEM relationships with Hewlett-Packard, Oki Data, and Konica. In the years ended December 31, 1999 and 1998, Hewlett-Packard represented 13% and 18% of the eFax.com's total revenues, respectively. In the years ended December 31, 1999, 1998 and December 31, 1997, revenues from Konica represented 13%, 2%, and 0%, respectively, of our total revenues.

     Hewlett-Packard Company.   In 1997, eFax.com entered into a development
     -----------------------
and license agreement with Hewlett-Packard for the inclusion of the our embedded system technology and JetSuite software in Hewlett-Packard product. The development was completed in early 1998 and the HP LaserJet 3100 was launched in March 1998. Effective May 1998, a follow-on development effort was undertaken and was completed at December 31, 1998. In January 2000, the resulting HP LaserJet 3150 was launched.

     Oki Data Corporation.   In September 1996, eFax.com entered into a license
     --------------------
agreement with Oki Data for the inclusion of JetSuite software with a number of Oki Data MFPs which are currently in the market.


Research and Development

     eFax.com's principal research and development activities are located at eFax.com's headquarters in Menlo Park, California and at its software applications division located in Santa Barbara, California. Primary activities at those locations include new product development, enhancement of existing products, product testing and technical documentation.

     Our research and development efforts focus on ongoing development of the eFax services and supporting software applications. Software and communications capabilities developed for our multifunction products have provided a solid technological base for creating Internet-based product offerings.


Intellectual Property and Proprietary Rights

     Our success is heavily dependent upon our proprietary technology. To protect our proprietary rights, eFax.com relies on a combination of copyright, trade secret and trademark laws, patents and nondisclosure and other contractual restrictions. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, OEMs and strategic partners and limits access to and distribution of our designs, software and other proprietary information.


Manufacturing

     We manufacture our JetFax branded and OEM products for distribution to the corporate segment of the MFP market. eFax.com generally outsources materials from suppliers and performs final assembly and testing at our main facility in Menlo Park, California. All manufacturing operations should cease at the end of the first quarter 2000.

     The Series M7 is our current product line of MFPs. The major components of the Series M7 products are the print engine, the scanner, the user interface and the multifunction embedded system technology and modem electronics, all of which are outsourced. The JetFax embedded system and modem assemblies are built to specification by an external printed circuit board assembler. Final product assembly at the eFax.com's headquarters consists of integrating the components and OEM configuration on a progressive assembly line.

Competition

     The market for Internet-related communication services, such as our fax-to-e-mail, voice-to-e-mail, voicemail and e-mail-to-fax services, are a newly emerging market and competitors are just beginning to appear. eFax.com anticipates that it will need to:

   o   provide good service and grow its business rapidly to meet demand;

   o   create name recognition for eFax.com in advance of competitors;

   o build its subscriber base prior to any significant entry by the competition; and

   o continue to expand and improve on its Internet communication service offerings.

     eFax.com's technology, development services and software primarily compete with solutions developed internally by manufacturing and software license customers. Virtually all of eFax.com's manufacturing and software license customers have significant investments in their existing solutions. These manufacturing and software license customers have the substantial resources necessary to develop competing multifunction technologies and software that may be implemented into their own products. eFax.com also competes with technologies, software and development services provided in the multifunction product market by other systems and software suppliers to manufacturing and software license customers.

     The market for Internet-related communication services, related technology and software is highly competitive. This market is characterized by continuous pressure to improve performance, to introduce new features and to accelerate the release of new products. eFax.com also competes on the basis of vendor name and recognition, technology and software expertise, product functionality, development time and price. eFax.com anticipates increasing competition for its multifunction products, technologies, software under development and Internet services. Most of eFax.com's existing competitors, many of its potential competitors and all of eFax.com's manufacturing and software license customers have substantially greater financial, technical, marketing and sales resources than eFax.com. In the event that price competition increases, competitive pressures could cause eFax.com to:

   o   reduce the cost of its fee-based eFax Service offerings;

   o   expand services to match those offered by competitors; or

   o   reduce the amount of royalties received on new licenses.

     In turn, these reductions could reduce eFax.com's profit margins and result in additional losses and a decrease in market share, which would have a material adverse effect on eFax.com's business, financial condition and results of operations.


Backlog

     The Company had essentially no backlog at December 31, 1999 and 1998, respectively, which is in line with the normal practice in the markets in which the Company operates. The office equipment dealer channel for MFPs typically requires shipment at time of order placement, and the Company has managed operations to fully satisfy customer demand within each fiscal quarter. The software business conventionally does not have a backlog, and revenues from the Company's development programs are recognized on a percentage of completion basis.

Employees

     As of December 31, 1999, the Company had 110 employees. There is no labor union representation for any of the Company's employees. The Company has never experienced a work stoppage, and relations with employees are considered good. The Company hires contract employees on an as-needed basis to meet temporary or specific needs.


ITEM 2.  PROPERTIES

     The Company's headquarters and principal operations are in leased facilities totaling approximately 42,000 square feet in Menlo Park, California, and the lease for this facility expires in January 2003. Additionally, the Company leases approximately 5,200 square feet in Santa Barbara, California for its software application organization and the one-year extension on the lease is set to expire July 31, 2001. The Company leases approximately 2,600 square feet in Beaverton, Oregon for additional software application personnel, and this lease expires April 2001.


ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS


(a)   Market Information and Recent Sales of Unregistered Securities

     The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the trading symbol "EFAX". Prior to February 8, 1999, the symbol for the Company's Common Stock as reported on the Nasdaq National Market was "JTFX". Effective with the close of business on February 8, 1999, the Company name was officially changed from "JetFax, Inc." to "eFax.com, Inc." Subsequently, on December 16, 1999, the Company changed its name from eFax.com, Inc. to eFax.com.

     The range of daily closing prices per share for the Company's common stock from January 1, 1999 to December 31, 1999 was:



      Year Ended December 31, 1999:          High             Low
                                           --------         --------

            Fourth quarter                  $12.438          $ 6.906
            Third quarter                   $18.375          $ 7.125
            Second quarter                  $30.125          $11.250
            First quarter                   $25.375          $ 2.750

      Year Ended December 31, 1998:          High             Low
                                           --------         --------

            Fourth quarter                  $ 2.750          $ 1.531
            Third quarter                   $ 4.500          $ 2.500
            Second quarter                  $ 7.188          $ 4.438
            First quarter                   $ 7.125          $ 3.625



     The reported last sale price of the Company's Common Stock on the Nasdaq National Market on April 3, 2000 was $5.00. The approximate number of holders of record of the shares of the Company's Common Stock was 254 as of April 3, 1999. This number does not include stockholders whose shares are held in trust by other entities. The actual number of stockholders is greater than this number of holders of record. Based on the number of annual reports requested by brokers, the Company estimates that it has approximately 19,339 beneficial owners of its Common Stock.

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

     On May 10, 1999, eFax.com entered into a purchase agreement with an investor for the private placement of $15 million of Series A Convertible Preferred Stock which was not registered under the Securities Act of 1933, as amended, and is convertible into Common Stock based upon the five-day average stock price prior to closing which was $21.1375. The conversion price is subject to an adjustment after one year to the greater of the then current market price of the Common Stock or 60% of the initial conversion price. The agreement also includes 300,000 warrants exercisable at $23.25, which represents a 10% premium to the Series A Convertible Preferred Stock conversion price. The Series A Convertible Preferred Stock includes an 8% dividend payable in cash or common stock at the option of eFax.com. The closing occurred on May 13, 1999. eFax.com has filed a registration statement for the resale of the shares of Common Stock acquired on conversion of the Convertible Preferred Stock and upon exercise of the warrants. Holders of the preferred shares shall have no voting rights, except as required by law, including but not limited to the General Corporation Laws of the State of Delaware. The Company cannot declare or pay any cash dividend or distribution on the common stock without the prior express written consent of the holders of not less than two-thirds of the then outstanding preferred shares. In the event of a liquidation of the Company, the holders of the Series A Convertible Preferred Stock would be entitled to receive distributions in preference to the holders of the Common Stock.

     The Company has not paid any cash dividends on its Common Stock but has accrued 8% dividends for the Series A Convertible Preferred Stock which are due in either cash or stock on May 13, 2000. The Company currently intends to retain the remaining portion of its earnings to fund the development and growth of its business. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements contained in Item 14.


(b)   Report of offering securities and use of proceeds therefrom:

      Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below for the years ended December 31, 1999, 1998 and 1997, and the consolidated balance sheet data at December 31, 1999 and 1998 are derived from the consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the nine months ended December 31, 1996 and the year ended March 31, 1996, and the consolidated balance sheet data at December 31, 1997 and 1996 and March 31, 1996 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. The following financial data is qualified in its entirety by, and should be read in conjunction with, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                                         Nine Months  Fiscal Year
                                                                            Ended        Ended
                                             Years Ended December 31,    December 31   March 31,
                                            -------------------------
                                            1999      1998      1997(1)     1996(1)      1996
                                          --------  --------  --------    --------     --------

                                                   (in thousands, except per share data)
Consolidated Statement of Operations Data:
 Revenues:
  Product                                 $ 18,817  $ 23,385  $ 16,281    $ 10,205     $ 11,143
  Software and technology license fees       3,629     5,069     4,493       3,200        3,413
  Development fees                           1,059     1,779     2,246       1,468          720
  eFax services                              1,200         -         -           -            -
                                          --------  --------  --------    --------     --------
     Total revenues                         24,705    30,233    23,020      14,873       15,276
                                          --------  --------  --------    --------     --------
 Costs and expenses:
  Cost of product revenues                  13,540    16,005    11,886       8,441       11,102
  Inventory write-down -  hardware
   products                                  1,060         -         -           -            -
  Cost of software and technology
   license fees revenues                       584       710       770         517          587
  Cost of eFax services                      2,400         -         -           -            -
  Research and development                   6,188     5,445     5,355       2,554        2,318
  Selling and marketing                     19,972     7,267     6,046       5,212        5,216
  General and administrative                 5,320     2,592     3,031       1,726        1,652
  Restructuring costs                          872         -         -           -            -
  Acquisition and related expenses               -         -     2,106           -            -
                                          --------  --------  --------    --------     --------
     Total costs and expenses               49,936    32,019    29,194      18,450       20,875
                                          --------  --------  --------    --------     --------
 Loss from operations                      (25,231)   (1,786)   (6,174)     (3,577)      (5,599)
                                          --------  --------  --------    --------     --------
 Interest and other income (expense), net      335       365       111           -         (259)
                                          --------  --------  --------    --------     --------
 Loss before income taxes                  (24,896)   (1,421)   (6,063)     (3,577)      (5,858)
 Provision for income taxes                     67        80        96         107           35
                                          --------  --------  --------    --------     --------
 Net loss                                  (24,963)   (1,501)   (6,159)     (3,684)      (5,893)
 Series A Convertible Preferred
  Stock dividends                             (769)        -         -           -            -
 Series P Redeemable Preferred
  Stock dividends                                -         -       (68)       (116)           -
                                          --------  --------  --------    --------     --------
 Net loss applicable to common
  stockholders                            $(25,732) $ (1,501) $ (6,227)   $ (3,800)    $ (5,893)
                                          ========  ========  ========    ========     ========
 Net loss per share:
   Basic                                  $  (2.04) $  (0.13) $  (0.84)   $  (2.13)    $  (3.86)
                                          ========  ========  ========    ========     ========
   Diluted                                $  (2.04) $  (0.13) $  (0.84)   $  (2.13)    $  (3.86)
                                          ========  ========  ========    ========     ========
 Shares used in computing per
  share amounts:
   Basic                                    12,585    11,784     7,389       1,784        1,526
                                          ========  ========  ========    ========     ========
   Diluted                                  12,585    11,784     7,389       1,784        1,526
                                          ========  ========  ========    ========     ========

                                                         December 31,                  March 31,
                                          ----------------------------------------   ------------
                                            1999      1998      1997 (1)    1996         1996
                                          --------  --------  --------    --------     --------
                                                             (in thousands)
Consolidated Balance Sheet Data:
   Working capital                        $  1,946  $ 10,928  $ 12,814    $    542     $  4,978
   Total assets                             15,508    16,215    18,856       7,092       12,031
Long-term note payable, less current
 portion                                         -         -         -         198            -
   Redeemable preferred stock                    -         -         -       2,726        2,610
   Convertible preferred stock               7,467         -         -           -            -
   Total stockholders' equity (deficit)      8,070    13,837    15,271        (861)       2,708

(1) Effective December 31, 1996, the Company changed its fiscal year end from March 31 to a 52-53 week reporting year ending on the first Saturday on or after December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Annual Report on Form 10-K.

     eFax.com is a leading provider of Internet communications services. eFax.com currently provides its free and fee-based Internet communications services to more than 1.6 million users. In February 1999, eFax.com launched its Internet communications services, which incorporate fax-to-email, voicemail and voice-to-email capabilities. Prior to developing this market, eFax.com had developed and marketed branded and licensed products and software solutions for the MFP market, which consisted of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. In addition, eFax.com has licensed its embedded systems technology and software to a number of manufacturers of multi-function products. On January 10, 2000, we announced that we will focus exclusively on expanding our position as a leading provider of enhanced Internet communications services and solutions and that we will discontinue manufacturing and sales of multifunction products.

     eFax.com's revenues are derived from four sources: (i) product revenues consisting of sales of JetFax branded MFPs, OEM branded MFPs, consumables and upgrades; (ii) software and technology license fees related to both the Company's embedded system technology for MFPs and desktop software; (iii) development fees for the customization and integration of eFax.com's embedded system technology and desktop software in OEM products; and (iv) eFax( Service revenues derived from the Company's internet-based services introduced during the quarter ended June 30, 1999. Historically, product revenues have accounted for the majority of eFax.com's total revenues. For the year ended December 31, 1999, product revenues, software and technology licenses fees, development fees and eFax services revenues as a percentage of total revenues were 76%, 15%, 4%, and 5%, respectively, as compared to 77%, 17%, 6%, and 0 % for the prior year.

     Overall product revenues for the year ended December 31, 1999 declined from the prior year as a result of the Company's transition to an OEM and internet-based business model. Shipments of the new OEM platform MFP began in the fourth quarter of 1999. In January 2000, the Company announced its decision to discontinue manufacturing its MFP products. We intend to complete the final OEM contract during the first quarter of 2000.

     The new emphasis on Internet services has resulted in increased expenditures for both external promotions and other marketing expenses. The majority of these costs are related to media and Internet advertising promoting both the basic service and new products and features as introduced. Similarly infrastructure costs to support the planned expansion of services have increased. These infrastructure costs include the cost of delivery of the service such as telephony charges and depreciation on capital equipment, as well as technical and operational support personnel.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Developments

     On April 5, 2000, the Company entered into a letter of intent and a loan commitment letter with JFAX.COM, Inc., a unified Internet communications company, in which:

     o The Company and JFAX.COM established the principal terms for a potential merger of the Company and JFAX.COM.

     o JFAX.COM agreed to lend the Company $5 million. The loan will have an interest rate of 13% and a maturity date of August 31, 2000, subject to adjustment which could increase the maturity date by up to 60 days.

     o The Company agreed to grant to JFAX.COM a warrant to acquire 250,000 shares of the Company's common stock. The warrant will have a term of two years and will be exercisable at the market price of the Company's common stock on the date of grant, but the exercise price will reset to $1.00 per share if the proposed merger of the Company and JFAX.COM does not occur. The warrant is expected to be granted prior to April 15, 2000.

     o The Company agreed to grant to JFAX.COM a warrant with a term of two years and an exercise price of $1.00 per share of the Company's common stock. The warrant will be granted if the merger between the Company and JFAX.COM does not occur. The warrant will be for 750,000 shares of the Company's common stock if JFAX.COM terminates the merger discussions, other than following a material breach of the letter of intent by the Company, prior to the execution of a definitive merger agreement, or if the definitive merger agreement is terminated because JFAX.COM's shareholders fail to approve the merger or JFAX.COM materially breaches the definitive merger agreement. The warrant will be for 1,750,000 shares of the Company's common stock if the merger does not occur for any reason not discussed in the preceding sentence.

	Prior to the execution of a definitive purchase agreement, neither the Company nor JFAX.COM is required to complete the merger. In the merger, approximately 18.5 million shares of JFAX.COM common stock will be issued to the current holders of the Company's common and preferred stock. The number of shares of JFAX.COM common stock to be received will be subject to downward adjustment based on potential fluctuations in the price of JFAX.COM common stock. The formula for determining the consideration to be received by the Company's common and preferred stockholders is included in Exhibit 2.1 to this report. JFAX.COM would be the surviving corporation in the merger. On April 5, 2000, the Company and the current holders of all of its shares of Series A Convertible Preferred Stock entered into an exchange agreement under which the holders agreed to exchange all of their outstanding shares of Series A Convertible Preferred Stock for a new Series B Convertible Preferred Stock. The Series B shares have a stated value which reflects the 25% premium that the holders would have had the right, under the Series A Convertible Preferred Stock, to receive in cash at the time of the Company's merger with JFAX.COM. The Company has the right to require the Series B stockholders to accept JFAX.COM common stock at the closing of the merger in return for any shares of Series B Convertible Preferred Stock which they then own. The Series B Convertible Preferred Stock will be convertible into shares of the Company's common stock based on the average closing bid price of the Company's common stock for the 20 trading days beginning on April 7, 2000. See Note 16 to the Consolidated Financial Statements.


Results of Operations


     The following table sets forth, as a percentage of total revenues, certain items in the Company's statements of operations for the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                                                       Year Ended
                                                       December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                             --------    --------    --------

Revenues:
  Product                                          76%         77%         71%
  Software and technology license fees             15          17          19
  Development fees                                  4           6          10
  eFax services                                     5           -           -
                                             --------    --------    --------
     Total revenues                               100         100         100
                                             --------    --------    --------
Costs and expenses:
  Cost of product revenues                         55          53          52
  Inventory write-down - hardware products          4           -           -
  Cost of software and license revenues             2           2           3
  Cost of eFax services                            10           -           -
  Research and development                         25          18          24
  Selling and marketing                            81          24          27
  General and administrative                       21           9          13
  Restructuring costs                               4           -           -
  Acquisition and related expenses                  -           -           9
                                             --------    --------    --------
     Total costs and expenses                     202         106         127
                                             --------    --------    --------
Loss from operations                             (102)         (6)        (27)
Other income, net                                   1           1           -
                                             --------    --------    --------
Loss before income taxes                         (101)         (5)        (27)
Provision for income taxes                          -           -           -
                                             --------    --------    --------
Net loss                                         (101)%        (5)%       (27)%
                                             ========    ========    ========


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues.  Total revenues decreased 18% to $24.7 million for the year
     --------
ended December 31, 1999 from $30.2 million for the year ended December 31, 1998. The decline resulted primarily from a decline in product revenues as the Company transitioned to an internet-based business model.

     Product revenues decreased 20% to $18.8 million from $23.4 million for the years ended December 31, 1999 and 1998, respectively, a reflection of the factors related to the discontinuation of the Company's JetFax branded products. Revenue from shipments of MFPs for the year ended December 31, 1999 declined 36% from the preceding year, as final domestic and international units of the JetFax branded Series M900 product were sold. Product revenues also reflected the continued erosion in average selling prices, driven by the level of OEM business, product discontinuation and general market pressures. Average selling prices for the year ended December 31, 1999 declined 13% from the prior year. Unit sales for the year ended December 31, 1999 also decreased, down 39% from the prior year. As a result, hardware product revenues declined for 1999 as the move to a new business model was implemented. We anticipate that product revenues from the shipment of MFPs will end at the end of the first quarter of 2000. Consumable revenue increased 28% for the year ended December 31, 1999 versus the prior year We anticipate that we will continue to sell consumables to our installed base of hardware customers. However, as this base will not continue to grow, we expect revenues will begin to decline over the next several quarters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Software and technology licensing fees declined 28% to $3.6 million for the year ended December 31, 1999 from $5.1 million for the year ended December 31, 1998. The decline resulted from anticipated declines in per unit royalties for the Hewlett-Packard SureStore CD-Writer, and due to a product transition and reductions in software revenues due to the withdrawal of PaperMaster products from the retail distribution channel. Royalty fees from sales of the Hewlett-Packard 3100 decreased by 17% from the prior year. In January 2000, Hewlett-Packard released the follow-on product to the 3100, the 3150. We anticipate that we will continue to receive royalties over the life of this product.

     Development fees declined 40% to $1.1 million from $1.8 million for the years ended December 31, 1999 and 1998, respectively, reflecting the completion of current projects and conversion of development fees to per unit royalties. Currently, we have no plans for new development projects and as a result do not anticipate future development fees.

     eFax Service revenue totaled $1.2 million as compared to none in the prior year and reflects the Company's transition to an internet-based business model. eFax Service revenue consisted primarily of recurring monthly subscription fees, signup fees, usage-based charges and revenues from advertising activities. eFax premium service revenues began in June 1999.

     International revenues accounted for 13%, 18% and 29% of total revenues for the years ended December 31, 1999, 1998, and 1997, respectively. All of the development fees and software and technology license revenues, and most of the product revenues, have been denominated and collected in United States dollars. Historically, international revenues were derived primarily from product sales and consumables. International revenues are likely to decline in the near term due to the discontinuation of hardware production. The Company has not hedged the foreign currency exposure related to product sales denominated in foreign currencies as the impact has not been significant. See "Factors That May Affect Operating Results - International Activities."

     Software and technology license fees result from licensing the Company's proprietary embedded system technology and desktop software to OEMs for integration into their products. The recurring license revenues reported by the Company are dependent on the timing and accuracy of product manufacturing or quarterly sales reports received from the Company's OEM customers. The quarterly reports, as well as any verbal estimates, are subject to delay and potential revision by the OEM. In such an event, the Company may subsequently be required to adjust revenues for subsequent periods due to the change in estimate, which could have a material adverse effect on the Company's business, financial condition, and results of operations and on the price of the Company's Common Stock.

     Cost of Product Revenues.    Cost of product revenues consists primarily
     ------------------------
of purchased materials; direct production labor and supervision for assembly and testing; subcontracted manufacturing, mainly for printed circuit boards; indirect labor for inventory management, shipping and receiving, purchasing, manufacturing engineering, document control and operations management; and related facility and support costs. Cost of product revenues may vary as a percentage of total revenues in the future as a result of a number of factors including: relative production volumes; the mix of product shipped and the varying proportion of MFPs versus consumables and upgrades; changes in production yields, especially those associated with the introduction of new products; risk of inventory obsolescence and excess inventory; pricing pressures in the market; and vendor quality or supply problems.

     The gross margins for the Company's branded MFP products were constrained by the competitive nature of the marketplace, pricing pressures and the greater name recognition of the larger companies with which eFax.com competes. The margins on consumables, such as toner cartridges and drums, and on upgrades, such as the two-line upgrade, were typically higher than on the base unit. In addition, the Company's consumables generate recurring revenues which tend to increase as the cumulative number of units sold increases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Cost of product revenues decreased 15% to $13.5 million from $16.0 million for the years ended December 31, 1999 and 1998, respectively. Product gross margin was 28%, down from 32% for the prior year. The decrease was attributable to volume and average selling price declines and the absence of favorable foreign exchange rates experienced on inventory purchases in 1998.

     Inventory Write-Down - Hardware Products. In connection with the Company's
     ----------------------------------------
announced decision to exit from the manufacturing of MFP products, the Company recognized in 1999 a one-time $1.1 million write-down of inventory to reflect anticipated realizable values of the inventory on hand.

     Cost of Software and License Revenues.     Cost of software and license
     -------------------------------------
revenues consists primarily of royalties paid for licensed technology included in the Company's products, amortization of purchased technology, and the duplication and packaging expense associated with software sold in the retail market. Cost of software and license revenues decreased 18% to $584,000 from $710,000. The decrease in royalty revenues generated a corresponding decrease in royalties payable for certain technology licensed from others for the year ended December 31, 1999.

     Cost of eFax Services. Direct costs of providing the eFax Services totaled
     ---------------------
$2.4 million for the year ended December 31, 1999, as compared to none in the prior year. Planned expansion in support of the business growth included service delivery costs such as telephony charges, depreciation on capital equipment, operations personnel as well as all technical and customer support related expenses.

     Research and Development.    Research and development expenses rose 14% to
     ------------------------
$6.2 million from $5.4 million for the years ended December 31, 1999 and 1998, respectively, driven by higher personnel costs related to headcount growth, software development charges in support of the new eFax Service, and an increase in prototype and tooling charges in support of the next generation OEM MFP platform. Average headcount for the current year rose 2% over the prior year.

     Selling and Marketing.    Selling and marketing expenses increased 175% to
     ---------------------
$20.0 million from $7.3 million for the years ended December 31, 1999 and 1998, respectively. Increased promotional activity in support of the new eFax Service accounted for effectively all of the increase, more than offsetting the elimination of external marketing efforts related to the branded hardware business. Selling and marketing expenses included approximately $15.0 million in expenses associated with advertising in 1999. Selling and marketing expenses are expected to decline from the current level on a dollar basis in the first half of 2000 but remain important to the Company's continued development.

     General and Administrative.     General and administrative expenses rose
     --------------------------
105% to $5.3 million from $2.6 million for the years ended December 31, 1999 and 1998, respectively. The increase primarily resulted from $1.4 million of stock-based severance charges related to changes in executive management in the second quarter. The increase in general and administrative expenses in 1999 also resulted from the amortization of trademarks, legal expenses, consultant expenses, expenses related to external reporting for public companies, and, to a lesser degree, hiring and compensation expenses were responsible for this increase. The Company anticipates a $500,000 charge in the first quarter of 2000 from a severance charge relating to another executive management change.

     Restructuring costs.    In connection with the Company's announced
     -------------------
decision to exit from manufacturing MFP products, the Company recognized an $872,000 restructuring charge for the write-down of capital equipment, intellectual property and leasehold improvements, excess facilities accruals and severance costs. It is anticipated that the discontinuation and restructuring was substantially completed during the first quarter of 2000.

     Interest and Other Income, Net.     Interest and other income, net,
     ------------------------------
decreased to $335,000 from $365,000 for the years ended December 31, 1999 and 1998, respectively, as a $143,000 increase in other expense and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


the absence of $46,000 in other income was partially offset by a $113,000 increase in interest income from interest-bearing investments.

     Provision for Income Tax.     Due to eFax.com's net losses, there were no
     ------------------------
provisions for federal or state income taxes for the years ended December 31, 1999 and 1998, respectively. Income tax provisions of $67,000 and $80,000, for the years ended December 31, 1999 and 1998, respectively, relate primarily to foreign withholding taxes on certain royalty fees, and also include minimum state and franchise taxes.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues.     Total revenues increased 31% to $30.2 million for the year
     --------
ended December 31, 1998 from $23.0 million for the year ended December 31, 1997. Product revenue from the sale of the Company's MFPs and related consumables and accessories was $23.4 million in 1998, a 44% increase from $16.3 million during the year ended December 31, 1997. All product categories rose significantly year over year, as MFP's, consumables and accessories advanced 45%, 42% and 37%, respectively, for the year ended December 31, 1998 from the same period ended December 31, 1997. MFP unit sales increased 61% for the year ended December 31, 1998 from the same period ended December 31, 1997. This increase in demand was partially offset by average selling price declines driven by competitive pricing in the market. The number of units sold each quarter was relatively flat during the first nine months of 1998, dropping by 18% in the final three month period ended December 31, 1998. The decline in unit shipments in the last quarter was due primarily to inventory level adjustments at one of the Company's marketing channel partners, IKON, that began in September 1998 and continued through year-end.

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

     International revenues declined to 18% of total revenues from 29% for the year ended December 31, 1998 and 1997, respectively. Product revenue increases in 1998 were more heavily concentrated in the US as opposed to Europe, resulting in the proportionate decline. The Company did not sell its products in any Asian countries, though products are sold in New Zealand and Australia. Two customers, Hewlett-Packard and IKON Office Solutions, accounted for $5.3 million (18%) and $4.8 million (16%), respectively, of total revenues for the year ended December 31, 1998. The same two customers accounted for $3.1 million (13%) and $4.4 million (19%), respectively, of total revenues for the year ended December 31, 1997.

     Cost of Product Revenues.    Cost of product revenues consisted primarily
     ------------------------
 of purchased materials; direct production labor and supervision for assembly and test; subcontracted manufacturing, mainly for printed circuit boards; indirect labor for inventory management, shipping and receiving, purchasing, manufacturing engineering, document control and operations management; and related facility and support costs.

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

     The Company purchased print engines for its Series M900 product line in Yen from Oki Data Corporation and included exchange gains and losses related to Yen-based purchases and hedging activity in cost of goods sold. In order to reduce the potential volatility related to the ongoing Yen liability, the Company entered into a Yen hedge in August 1997. As the Yen weakened during the year ended December 31, 1998, the average exchange rate for purchases improved to 133 from 122 Yen to the dollar for the year ended December 31, 1997. As a result of this rate improvement, cost of goods sold was lowered by over $300,000. Hedging activity generated a loss of $12,000 for the year ended December 31, 1998. Given the considerable expense associated with maintaining the Yen hedge, coupled with the recent strengthening of the Yen in relation to the dollar, the Company decided to terminate its Yen hedge in September 1998.

     Cost of Software and License Revenues.     Cost of software and license
     -------------------------------------
revenues consisted primarily of royalties paid for licensed technology included in the Company's products, amortization of purchased technology, and the duplication and packaging expense associated with software sold in the retail market. Cost of software and license revenues decreased 8% to $710,000 from $770,000. The increase in per unit royalty revenues generated a corresponding increase in per unit royalties payable for certain technology licensed from others for the year ended December 31, 1998. This was in turn offset by reduced expenses related to retail software sales as the Company withdrew from the retail channel distribution market.

     Research and Development.     Research and development expenses were
     ------------------------
essentially flat at $5.4 million for the years ended December 31, 1998 and 1997, respectively. Average engineering headcount increased to 45 from 39 for the years ended December 31, 1998 and 1997, respectively. The related increase in engineering compensation expense was effectively offset by (1) reduced prototype, materials and external consultant charges and (2) the non-recurrence of acquisition-related DocuMagix retention bonuses of $150,000 from December
1997.   As a percent of revenue, research and development expense declined to
18%, a result of the increase in revenue.

     Selling and Marketing.     Selling and marketing expenses consist
     ---------------------
primarily of personnel related costs and commissions, travel and entertainment expenses, advertising and promotional expenses, marketing communications, customer support, and service and facilities expenses. Selling and marketing expenses increased 20% to $7.3 million from $6.0 million for the year ended December 31, 1998 and 1997, respectively. An additional $1.3 million in promotional efforts including dealer incentives, advertising, and public relations in support of the Series M900 product accounted for the period increase. This was offset to a minor degree by the non-recurrence of acquisition-related DocuMagix retention bonuses of $77,000 from December 1997. As a percentage of revenues, selling and marketing expenses declined slightly to 24% from 27% for the year ended December 31, 1998 from the year ended December 31, 1997, as the rise in revenue outpaced the increase in marketing charges.

     General and Administrative.     General and administrative expenses
     --------------------------
include personnel related costs for administrative, finance, and executive personnel, outside professional fees, and facilities expenses. General and administrative expenses decreased 15% to $2.6 million from $3.0 million for the years ending December 31, 1998 and 1997, respectively. Elimination of redundant costs related to facilities, business insurance, and legal and accounting services, effective with the acquisition of DocuMagix accounted for the drop in expense. Expenses related to public company disclosures, e.g., reporting to shareholders and SEC filings, more than offset the non-recurrence of DocuMagix retention bonuses of $169,000. As a percentage of revenues, general and administrative expenses declined to 9% from 13% for the year ended December 31, 1998 from the year ended December 31, 1997.

     Acquisition Charges and Related Expense.     Acquisition charges related
     ---------------------------------------
to the purchase of substantially all the assets of the Crandell Group, Inc. in July 1996 and the purchase of DocuMagix, Inc.

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

     Interest and Other Income (Expense).     Interest and other income, net
     -----------------------------------
increased to $365,000 from $111,000 for the year ended December 31, 1998 and 1997, respectively. Interest income from investments was essentially flat at $300,000, while interest expense declined to zero from $119,000. Foreign exchange gains (losses) increased to $19,000 from ($58,000) for the years ended December 31, 1998 and 1997, respectively.

     Provision for Income Taxes.     Due to the Company's net losses, there
     --------------------------
were no provisions for federal or state income taxes for the year ended December 31, 1998 or the year ended December 31, 1997. Income tax provisions of $80,000 and $96,000 for the year ended December 31, 1998 and 1997, respectively, related primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.


Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. Although the Company has not fully assessed the implications of SAB No. 101, management does not believe adoption of this bulletin will have a material impact on the Company's consolidated financial position, results of operations or cash flows.


Liquidity and Capital Resources

     In 1999, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient enough to support operations until such time, if any, that the Company's revenues from technology licensing agreements and fee generating Internet-based services gain substantial market acceptance. Historically, the Company has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit that expired in August 1999, debt associated with the Crandell Acquisition, and the Company's 1997 initial public offering of common stock. The total amount of equity raised through a series of private financing rounds and the Company's June 1997 initial public offering through December 31, 1999 was $69 million. The Company has completed discussions with JFAX.COM to finance the Company through an interim loan agreement of $5.0 million while the two parties continue merger discussion pursuant to a letter of intent to merge the Company with JFAX.COM; however, no assurance can be given that these discussions and negotiations will culminate in the contemplated merger. In the event that the Merger is not consummated, the Company will need to obtain additional financing to repay the loan from JFAX.COM and to finance continuing operating losses. In such event, there can be no assurance that the Company will be successful in obtaining additional financing and that would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. See Notes 1 and 16 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     On May 10, 1999, eFax.com entered into a purchase agreement with an investor for the private placement of $15.0 million of Series A Convertible Preferred Stock, convertible into Common Stock at $21.1375 per share. The conversion price is subject to an adjustment after one year to the greater of the then current market price of the Common Stock or 60% of the initial conversion price if the current market price is less than the initial conversion price. The agreement also includes 300,000 warrants exercisable at a 10% premium to the Series A Convertible Preferred Stock conversion price. The Series A Convertible Preferred Stock includes an 8% dividend payable in cash or common stock at the option of eFax.com. The closing occurred on May 13, 1999. eFax.com filed a registration statement for the resale of the shares of Common Stock acquired on conversion of the Convertible Preferred Stock and upon exercise of the warrants.

     Cash and short term investments increased to $4.7 million at December 31, 1999 from $4.1 million at December 31, 1998. Net cash used for operating activities was $5.7 million in 1999, resulting primarily from the Company's net loss of $25.0 million partially offset by noncash charges of $11.4 million. In addition, inventories decreased to $1.7 million from $4.5 million at December 31, 1999 and 1998, respectively, a result of reduced stocking levels related to the discontinuance of the Company's MFP product line and an associated write-down of $1.0 million. Accounts receivable decreased to $2.4 million from $4.4 million at December 31, 1999 and 1998, respectively, which was principally the result of the withdrawal from the MFP market. Accounts payable increased $2.7 million to $4.4 million at December 31, 1999 from $1.7 million at December 31, 1998. The increase in payables resulted from additional expenses related to the ramp-up of the Company's internet-based services and related selling and marketing expenses. Other changes in working capital items also partially offset the net loss by approximately $0.5 million.

     Investing activities for the year ended December 31, 1999 consumed $2.3 million of cash: $1.9 million for property purchases, $184,000 for investment in other assets and $187,000 for net purchases of short-term investments.

     Financing activities for the year ended December 31, 1999, provided $15.6 million of cash: $14.2 million in proceeds from the sale of Series A Convertible Preferred Stock, and $1.4 million in proceeds from the sale of Common Stock.


Factors That May Affect Operating Results

     eFax.com operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. This Annual Report on Form 10-K may contain projections of results of operations and financial condition or other "forward-looking statements" which involve risks and uncertainties. The words "anticipate," "believe," "estimate," and "expect" and similar expressions when used in this Annual Report on Form 10-K in relation to eFax.com or its management are intended to identify such forward-looking statements. eFax.com's actual results, performance, or achievements could differ materially from these projections or forward-looking statements as a result of many factors, including those discussed in this "Factors That May Affect Operating Results" section of the Annual Report on Form 10-K. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Part IV - Item 14 of this Annual Report on Form 10-K.


WE HAVE EXPERIENCED FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     eFax.com in the past has experienced, and in the future may experience, significant fluctuations in its quarterly operating results. These fluctuations have been or may be caused by many factors, including:

   o acceptance and timing of new products combining communications technology with the Internet;

   o   the size and timing of development or software licensing agreements;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


   o   the timing of the phase-out of eFax.com's hardware products;

   o fluctuations in consumer demand for eFax.com's brand products and for products which are made by eFax.com's manufacturing and software license customers incorporating eFax.com's technology; and

   o   seasonal trends, competition and pricing.


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

     We believe that the accuracy of eFax.com's report of its quarterly license revenues received from its manufacturing and software license customers has been, and will continue to be, dependent on the timing and accuracy of product sales reports which we receive from these manufacturing and software license customers. Our manufacturing and software license customers only provide these reports on a quarterly basis and this quarterly basis may not coincide with eFax.com's quarter. Our manufacturing and software license customers may also delay or revise these reports. Therefore, we are required to estimate all of the recurring license revenues from manufacturing and software license customers for each quarter. As a result, we will record an estimate of such revenues prior to public announcement of eFax.com's quarterly results. In the event the product sales reports we receive from our manufacturing and software license customers are delayed or subsequently revised, we may be required to adjust revenues for subsequent periods. This adjustment of revenues could have a material adverse effect on eFax.com's business, financial condition and results of operations and, as a result, the price of eFax.com's common stock.


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

     eFax.com's success is heavily dependent upon its intellectual property.
To protect its proprietary rights, eFax.com relies on a combination of copyright, trade secret and trademark laws, patents, nondisclosure agreements and other contractual restrictions. As part of its confidentiality procedures, eFax.com generally enters into nondisclosure agreements with its employees, consultants, manufacturing and software license customers and strategic partners. eFax.com also limits access to and distribution of its designs, software and other proprietary information. Despite these efforts, eFax.com may be unable to effectively protect its proprietary rights. In addition, enforcement of eFax.com's proprietary rights may be expensive. We cannot assure you that eFax.com's means of protecting its proprietary rights will be adequate. Nor can we assure you that eFax.com's competitors will not independently develop similar technology.

     As the number of patents, copyrights, trademarks and other intellectual property rights in eFax.com's industry increases, eFax.com's intellectual property may increasingly become the subject of infringement claims. In the past, eFax.com has received communications from other parties claiming that eFax.com's trademarks or products infringe the proprietary rights of these parties. eFax.com has also received communications asking for "indemnification" against such infringement. "Indemnification" means that eFax.com would promise to repay or reimburse the other party for loss or damages suffered by that other party as a result of infringement. eFax.com's manufacturing and software license customers generally require eFax.com to reimburse or "indemnify" the manufacturing and software license customers for claims of infringement from third parties. We can give you no assurance that third parties will not make infringement claims against eFax.com or its manufacturing and software license customers in the future. Any of these claims, even if they have no legal merit, could be time consuming (especially for key management and technical personnel), result in costly litigation or cause delays in revenues. In addition, these claims could require eFax.com to enter into royalty or licensing agreements on terms unacceptable to eFax.com. If eFax.com fails to develop a substitute technology, or to license a substitute technology on acceptable terms, this could have a material adverse effect on eFax.com's business, financial condition and results of operations. As an example, eFax.com was sued in February 1999 by E-Fax Communications which claimed that the use of the name "eFax.com" infringed this party's trademark rights. In settlement of the matter, eFax.com paid E-Fax Communications a combination of cash and common stock in an amount not exceeding $2.5 million.


OUR REVENUES MAY NOT GROW AS ANTICIPATED BECAUSE THE MARKET FOR OUR INTERNET-RELATED SERVICES IS NEW, RAPIDLY CHANGING AND UNCERTAIN.

     The market for Internet-related communication services is very new and is evolving rapidly. eFax.com expects to rely significantly in the future on revenues generated through its "eFax" service, a free fax-to-email, email-to-fax and voice-to-email service, and products which support this service. We cannot assure you, however, that the base

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


of customers subscribing to our eFax(c) service will continue to expand rapidly. Nor can we assure you that users will be willing to pay fees for premium services or that the subscriber base will grow large enough to be capable of generating advertising revenue. As a result, our revenues may not grow as anticipated, which would have a negative effect on our business.


WE HAVE CHANGED THE FOCUS OF OUR BUSINESS TO INTERNET-RELATED SERVICES, PRODUCTS AND TECHNOLOGIES AND GROWTH OF BUSINESS IN THIS NEW FOCUS AREA IS UNCERTAIN.

     Historically, eFax.com has focused primarily on the development, manufacture and sale of its branded multifunction products. eFax.com derived a substantial portion of its revenues from the sale of these brand multifunction products. However, on January 10, 2000, we announced the discontinuation of our manufacturing operations and that we now expect that our future revenue growth will be dependent, largely, on expansion of our Internet-based communications services, such as its fax-to-e-mail service, and on further licensing of eFax.com's hardware and software technologies and software products. However, we cannot assure you that eFax.com will realize growth in revenues from such sales. If such growth in revenues does not occur, it could have a material adverse effect on eFax.com's business, financial condition and results of operations.


WE DEPEND ON THE CONTINUED GROWTH OF INTERNET COMMERCE. WE FACE THE RISKS THAT INTERNET COMMERCE MAY NOT GROW AS RAPIDLY AS ANTICIPATED AND THAT THE INTERNET MAY EXPERIENCE TECHNICAL PROBLEMS DUE TO INSUFFICIENT INFRASTRUCTURE AND INADEQUATE TECHNOLOGICAL IMPROVEMENTS.

     eFax.com intends to derive a significant portion of its revenues from its Internet communications services, called "eFax", and related products. Rapid growth in the use of and interest in the Internet and online Internet services is a recent phenomenon. As a result, a sufficiently broad base of consumers may not adopt and continue to use the Internet and other online services as a way of purchasing and conducting business. Internet web-based advertising and the sales of premium Internet services are relatively new. It is difficult to predict the extent that these will grow, or if they will grow at all. In addition, the Internet may not prove to be a viable commercial marketplace for reasons such as potentially inadequate development of:

   o   Internet network infrastructure;  and

   o   technologies which enable use of the Internet.

     If any of the following take place, it could have a material adverse effect on eFax.com's business, financial condition and results of operation:

   o if the use of the Internet and other online services does not continue to increase or increases more slowly than expected;

   o if performance improvements to support increased levels of Internet activity prove to be inadequate,

   o if the infrastructure for the Internet and online services proves to be inadequate to effectively support expansion; or

   o   if the Internet does not become a viable commercial marketplace.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


CERTAIN OF OUR PRODUCTS ARE BEING DISCONTINUED AND OUR MANUFACTURING AND SOFTWARE LICENSE CUSTOMERS, WHICH PROVIDE A SIGNIFICANT PORTION OF OUR REVENUES, MAY NOT CONTINUE TO DEVELOP, MARKET OR SELL PRODUCTS INCORPORATING EFAX.COM'S TECHNOLOGY.

     eFax.com has derived a significant portion of its revenues from licensing of its software and hardware and software technologies to other parties and from providing development services to manufacturing and software license customers. eFax.com currently has manufacturing relationships with Hewlett-Packard Company, Oki Data Corporation, and Konica Business Systems. As a result of discontinuing our hardware products, we do not anticipate future product revenues Oki Data Corporation or Konica Business Systems after the first quarter of 2000. eFax.com anticipates that it will derive a significant portion of its revenues in the future from its manufacturing and software license customers and that eFax.com's revenues will be dependent upon, among other things, the ability and willingness of its manufacturing and software license customers to develop and promote products that incorporate eFax.com's technology. The ability and willingness of these manufacturing and software license customers to do this is based upon a number of factors, including eFax.com's ability to complete timely development of designs for them. We cannot give you any assurances regarding the ability or willingness of eFax.com's manufacturing and software license customers to continue developing, marketing and selling products incorporating eFax.com's technology. The loss of any of eFax.com's significant manufacturing and software license customers could have a material adverse effect on eFax.com's business, financial condition and results of operations.


WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT

     eFax.com has had annual net losses since the company was formed. eFax.com's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $55.0 million as of December 31, 1999. We can give you no assurance that eFax.com will achieve profitability on a quarterly or annual basis in the future. As a result of our history of operating losses and substantial expenditures associated with the transition to an Internet-based business model, we are currently experiencing a liquidity shortfall which we are addressing by seeking additional capital investments.


WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW OUR BUSINESS.

     We intend to continue to grow our business. Due to our limited operating history in Internet communication services and the nature of our industry, our future capital needs are difficult to predict. Therefore, we will require additional capital to fund any of the following:

   O   continuing operating losses

   o   unanticipated opportunities;

   o   strategic alliances;

   o   potential acquisitions;

   o   changing business conditions; and

   o   unanticipated competitive pressures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


     Obtaining additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our current operations and our growth could be impeded. See Note 1 of Notes to Consolidated Financial Statements.


WE MAY FAIL TO ADAPT TO OUR MARKET'S RAPIDLY CHANGING TECHNOLOGY AND EVOLVING INDUSTRY STANDARDS AND WE MAY LOSE COMPETITIVENESS AND REVENUES AS A RESULT.

     The market for eFax.com's products and services is characterized by rapidly changing technology, evolving industry standards and needs, and frequent new product introductions. As the market for Internet-based communication services grows, this market will begin to exert more pressure on companies to develop advanced features at more economical pricing. As product development increases in complexity and the expected time to bring a product to market continues to decrease, the risk and difficulty in meeting these development schedules increases and the costs to eFax.com and its manufacturing and software license customers also increases. In addition, eFax.com, its manufacturing and software license customers and their competitors may, from time to time, announce new products, capabilities or technologies that may replace or shorten the life cycles of eFax.com's services and software and the life cycles of manufacturing and software license customers' products incorporating eFax.com's technology. eFax.com's success will depend on, among other things:

   o   market acceptance of eFax.com's service offerings; and

   o the ability of eFax.com and its manufacturing and software license customers to respond to industry changes and market demands.

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


WE FACE A HIGH LEVEL OF COMPETITION IN OUR INTERNET-RELATED INDUSTRY.

     The market for Internet-related communication services, such as eFax.com's fax-to-e-mail service, is a newly emerging market and competitors are just beginning to appear. eFax.com anticipates that it will need to:

   o   provide good service and grow its business rapidly to meet demand;

   o   create name recognition for eFax.com in advance of competitors;

   o build its subscriber base prior to any significant entry by the competition; and

   o continue to expand and improve on its Internet communication service offerings.

     eFax.com's technology, development services and software primarily compete with solutions developed internally by manufacturing and software license customers. Virtually all of eFax.com's manufacturing and software license customers have significant investments in their existing solutions. These manufacturing and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


software license customers have the substantial resources necessary to develop competing multifunction technologies and software that may be implemented into their own products. eFax.com also competes with technologies, software and development services provided in the multifunction product market by other systems and software suppliers to manufacturing and software license customers.

     The market for Internet-related communication services, related technology and software is highly competitive. This market is characterized by continuous pressure to improve performance, to introduce new features and to accelerate the release of new products. eFax.com also competes on the basis of vendor name and recognition, technology and software expertise, product functionality, development time and price. eFax.com anticipates increasing competition for its multifunction products, technologies, software under development and Internet services. Most of eFax.com's existing competitors, many of its potential competitors and all of eFax.com's manufacturing and software license customers have substantially greater financial, technical, marketing and sales resources than eFax.com. In the event that price competition increases, competitive pressures could cause eFax.com to:

   o   reduce the cost of its fee-based eFax Service offerings;

   o   expand services to match those offered by competitors; or

   o   reduce the amount of royalties received on new licenses.

     In turn, these reductions could reduce eFax.com's profit margins and result in losses and a decrease in market share, which would have a material adverse effect on eFax.com's business, financial condition and results of operations.


WE ARE DEPENDENT ON KEY PERSONNEL AND COULD BE AFFECTED BY THE LOSS OF THEIR SERVICES.

     eFax.com is largely dependent upon the skills and efforts of its senior management, as well as other officers and key employees, some of whom only recently have joined eFax.com. None of eFax.com's officers or key employees have an employment agreement with eFax.com. eFax.com believes that its future success will depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales, marketing and operations personnel, many of whom are in great demand. Competition for such personnel, especially engineering personnel, has recently increased significantly. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on eFax.com's business, financial condition and results of operations. Edward R. Prince, III, our Chief Executive Officer, and Lon Radin, our Vice President of Engineering recently resigned.


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


WE ARE DEPENDENT ON A LIMITED NUMBER OF SERVICE PROVIDERS AND MAY BE AFFECTED BY CHANGES, DELAYS OR INTERRUPTIONS IN OF SERVICES FROM THESE SUPPLIERS.

     eFax.com relies on various providers or network communication infrastructure, telecommunications infrastructure and other partners providing network management services. We depend on relationships with providers and partners for, among other things:

   o   management of our network operations;

   o   providing and managing our telephone numbers;

   o   telephony infrastructure; and

   o   network connectivity.

     eFax.com generally purchases network and telecommunications services under multi-year agreements. Alternate providers or partners may be readily available for some of these services, but there may be unavoidable interruptions in service if we change service providers. However, for other network management services, we do not know how long it would take to find a replacement provider or partner and to establish a replacement network operations center. If we need to find another provider or partner of those network management services which we now purchase from a single source, we may experience delays, operational difficulties and increased expenses, and our ability to provide services to our users or expand our operations may be impaired. Although we believe we could develop other providers or partners for these single source services, no alternative providers or partners currently exist and the process of finding an alternate provider or partner could take several months or longer. Therefore, any interruption in the performance of these network management services could have a material adverse effect on eFax.com's business, financial condition and results of operations.

     Given our dependence on network communication infrastructure, telecommunications infrastructure and network management partners, any of the following events could have a material adverse effect on eFax.com's business, financial condition and results of operations:

   o if any of these companies were to experience extended interruptions in network services;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


   o if these providers were to experience financial difficulties or other problems which prevented them from meeting contractual service obligations;

   o any shortage or interruption in the supply of telephone numbers used in eFax.com's services; or

   o the inability of eFax.com to obtain any of these services from alternate providers or partner on acceptable terms.


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


OUR BUSINESS DEPENDS UPON THE DELIVERY OF ACCURATE ELECTRONIC INFORMATION VIA THE INTERNET, AND IF YEAR 2000 ISSUES CAUSE LONG-TERM INOPERABILITY OF THE INTERNET OR OUR SERVICES, WE COULD LOSE USERS OF OUR SERVICES OR BE UNABLE TO CONTINUE OUR BUSINESS.

     Year 2000 issues refers to the issue surrounding computer programs that use two digits rather than four to define a given year. These programs might read a date using "00" as the year 1900 rather than the year 2000, which could cause a system failure or a miscalculation.

     Significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance problems. Any year 2000 compliance problems faced by us, users of our online marketplace and strategic partners could seriously harm our business. In addition, our ability to operate our business depends upon delivery of accurate, electronic information via the Internet. To the extent year 2000 issues result in the long-term inoperability of the Internet or our online marketplace, our business would be seriously harmed.

     eFax.com has recently implemented new information systems and accordingly does not anticipate any internal year 2000 problems from those information systems, databases or programs. However, year 2000 problems faced by major distributors, suppliers, customers and financial service organizations with which we interact could adversely impact eFax.com. Our assessment of the potential impact of these additional issues was completed in October 1999. We can give you no assurance that we were able to detect all potential failures of eFax.com's computer systems or the computer systems of third parties. A significant failure of eFax.com's or a third party's computer system could have a material adverse effect on eFax.com's business, financial condition and results of operations. eFax.com has completed its contingency plan, detailing actions that would be taken in the event that such failure occurs. To date, we have not experienced any significant disruptions related to the Year 2000 issue.


WE MAY BE ADVERSELY AFFECTED IF OUR COMPUTER SYSTEMS OR THOSE OF OUR DISTRIBUTORS, SUPPLIERS AND CUSTOMERS FAIL BECAUSE OF ANY RESIDUAL YEAR 2000 PROBLEMS.

     The Year 2000 issue refers to whether computer systems will properly recognize two digit year values as the year 2000 versus the year 1900. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. We recognize the need to insure that our operations and relationships with our customers, suppliers and other third parties will not be adversely impacted by the Year 2000 software issue. During the past year, we have implemented and completed a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, we have not experienced any significant disruptions related to the Year 2000 issue and has not been informed of any failures of the Company's products related to the year 2000 issue. We are not aware of any significant Year 2000 disruptions affecting our critical suppliers and vendors. We cannot guarantee that our efforts will prevent a material adverse impact on our results of operations, financial condition or cash flow that might result from the failure of any key third party systems to accommodate the Year 2000 problem. If our systems or those of key third parties are not fully Year 2000 functional, we estimate that disruptions in operations could occur. Such disruptions could result in delays in providing services and in issuing billings to customers. These consequences could have a material adverse impact on our consolidated results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course.

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

     Short-term Investments.   At December 31, 1999, the Company held $3.0
     ----------------------
million in short-term investments consisting of high quality financial instruments with an original maturity of from three to fifteen months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10 percent from levels at December 31, 1999, the fair market value of the short-term investments would decline by an immaterial amount. The Company generally expects to have the ability to hold its fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on short-term investments.

     Foreign Currency Exchange Rate. Historically, the Company's primary exposure has related to significant purchases of materials for manufacture of its Series M900 product line which were denominated in Yen. In order to reduce the potential volatility related to its ongoing Yen liability, the Company has occasionally purchased foreign currencies and held them during the contract term. At December 31, 1999 the Company did not hold a hedge position against a foreign currency exposure.

     At December 31, 1999 the Company had no purchase commitments denominated in Yen.

     The Company does maintain cash balances denominated in British Pound Sterling, Irish Punt, French Francs, and German Deutschemarks. If foreign exchanges rates were to weaken against the dollar immediately and uniformly by 10 percent from the exchange rate at December 31, 1999, the fair value of these foreign currency amounts would decline by an immaterial amount.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements are set forth in Item 14 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is included in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of stockholders under the caption "Election of Directors" and is incorporated herein by reference. The information concerning the executive officers of the Company required by this item is as follows:

EXECUTIVE OFFICERS

     The current executive officers of the Company, and their ages as of December 31, 1999, are as follows:


               Name                   Age                  Position
----------------------------------   -----    ---------------------------------
Ronald P. Brown                        46     President

Michael Crandell                       44     Executive Vice President and
                                              Chief Technology Officer

Todd J. Kenck                          32     Vice President of Finance, Chief
                                              Financial Officer and Secretary

Michael C. Tonneson                    36     Vice President of Business
                                              Development

Josh A. Mailman                        38     Vice President of Operations



     Ron Brown joined the Company in August 1998 as the Vice President of
     ---------
Marketing and was named President of the Company in January 2000. Mr. Brown was a founding partner in the Internet start-up, Musicvine from February 1997 to August 1998, concentrating on Web-casting sponsorships for large companies. From February 1994 to February 1997, Mr. Brown was vice president of worldwide corporate marketing for SyQuest Technology, a manufacturer of removable storage devices for personal computers. From April 1993, until it was acquired by Artisoft, Inc. in February 1994, Mr. Brown was vice president of marketing for Eagle Technology, a manufacturer of networking products. Mr. Brown holds a B.A. degree in Advertising and an M.B.A. from San Jose State University.

     Michael Crandell joined the Company in July 1996 as the Vice President of
     ----------------
Software and was named Executive Vice President and Chief Technology Officer in January 2000. From January 1993 to July 1996, Mr. Crandell served as the President of the Crandell Group, the assets of which were purchased by the Company in July 1996. Prior to that, Mr. Crandell served as the President of Crandell Development Corporation, a software development company from November 1984 to December 1992. From 1981 to November 1984, Mr. Crandell worked as a Software Engineer with Compucorp, Inc. Mr. Crandell holds a B.A. in Religious Studies from Stanford University.

     Todd J. Kenck joined the Company in April 1999 as the Vice President of
     -------------
Finance, Chief Financial Officer and Secretary. From January 1998 to April 1999, Mr. Kenck was a Vice President of investment banking with Pacific Growth Equities, Inc. From October 1989 to January 1998 served in various positions with Volpe Brown Whelan & Company, LLC, an investment banking company, most recently as an Associate in the technology investment banking group. Mr. Kenck holds an M.B.A. from the Harvard Business School and a B.S. in business administration from the University of Montana.

     Michael C. Tonneson joined the Company in November 1999 as the Vice
     -------------------
President of Business Development. From June 1999 to November 1999, Mr. Tonneson was Senior Director of Business Development with Tavolo.com, an online retailer. From September 1999 to June 1999, Mr. Tonneson was the Founder of Natural Beverage Company, a beverage manufacturer. From 1991 to 1998, Mr. Tonneson was Director of the consumer practice of Dove Associates, a strategy consulting firm. Mr. Tonneson holds an M.B.A. from the Amos Tuck School at Dartmouth College and a B.A. in Economics and Computer Science from Dartmouth College.

     Josh A. Mailman rejoined the Company in January 1997 and most recently
     ---------------
held the position of Director of Business Development. Mr. Mailman was appointed Vice President of Operations in August 1999. From July 1993 to January 1997, Mr. Mailman was with Xerox Corporation in a variety of positions, lastly as the Director of Worldwide Marketing Operations for their workgroup fax product line. From May 1992 to June 1993, Mr. Mailman was Product Manager for the Company. Mailman holds a B.A. in Economics from the University of California at Los Angeles and an M.B.A. from The Anderson School of Management at the University of California at Los Angeles.


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Certain Transactions with Management" in the Company's Proxy Statement to be filed in connection with the Company's 2000 annual meeting of stockholders and is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) The following documents are filed as part of this Report:


     1. Financial Statements.
        --------------------

                                                                           Page
                                                                           ----
        Independent Auditors' Report......................................   35

        Consolidated Balance Sheets as of December 31, 1999 and 1998......   36

        Consolidated Statements of Operations for the Years Ended
          December 31, 1999, 1998, and 1997...............................   37

        Consolidated Statements of Stockholders' Equity (Deficit) for the
          Years Ended December 31, 1999, 1998, and 1997...................   38

        Consolidated Statements of Cash flows for the Years Ended
           December 31, 1999 1998, and 1997...............................   39

        Notes to Consolidated Financial Statements........................   40


     2. Financial Statement Schedules.
        -----------------------------
        Schedule II - Valuation and Qualifying Accounts (see page 55) Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     3. Exhibits.
        --------
            Set forth below is a list of management contracts and compensatory plans and arrangements required to be filed as Exhibits by Item 14(a)(3).

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

 (b)  Reports on Form 8-K.  No Reports on Form 8-K were filed by the Registrant
      -------------------
      during the fourth quarter of 1999.

 (c)  Exhibits Pursuant to Item 601 of Regulation S-K.  The exhibits required
      -----------------------------------------------
      by this Item are listed in the Exhibit Index attached hereto, which is incorporated by reference.

 (d)  Financial Statement Schedules.   The financial statement schedule
      -----------------------------
      required by this Item is listed under Item 14(a)(2) above.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eFax.com:

We have audited the accompanying consolidated balance sheets of eFax.com and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of eFax.com and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, among other factors, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
San Jose, California
January 24, 2000
(April 5, 2000 as to Note 16)

                          EFAX.COM AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share amounts)


                                                    December 31, December 31,
                                                        1999         1998
                                                    -----------  ------------
ASSETS

Current assets:
  Cash and cash equivalents                            $  1,752    $  1,305
  Short-term investments                                  2,988       2,808
  Trade receivables, net of allowances of:
    $262 in 1999 and $277 in 1998                         2,414       4,402
  Inventories                                             1,698       4,519
  Prepaid expenses                                          507         247
                                                       --------    --------
    Total current assets                                  9,359      13,281

Property, net                                             2,253       1,339
Other assets                                              3,896       1,595
                                                       --------    --------
Total assets                                           $ 15,508    $ 16,215
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  4,404    $    777
  Accrued liabilities                                     2,044       1,576
  Restructuring reserve                                     605          --
  Current deferred revenue                                  360          --
                                                       --------    --------
    Total current liabilities                             7,413       2,353
                                                       --------    --------
Deferred revenue                                             25          25

Commitments and contingencies (Notes 7 and 16)

Stockholders' equity:
  Convertible preferred stock, $0.01 par value;
    5,000,000 shares authorized, shares outstanding:
    1,500 in 1999 and none in 1998                        7,467          --
  Common stock, $0.01 par value; 35,000,000 shares
    authorized, shares outstanding: 13,012,130 in
    1999 and 11,873,711 in 1998                             130         119
  Additional paid-in capital                             48,342      42,946
  Warrants                                                7,098          --
  Accumulated other comprehensive income                     (7)         --
  Accumulated deficit                                   (54,960)    (29,228)
                                                       --------    --------
    Total stockholders' equity                            8,070      13,837

Total liabilities and stockholders' equity             $ 15,508    $ 16,215
                                                       ========    ========


See notes to consolidated financial statements.

                           EFAX.COM AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                  (in thousands, except per share amounts)



                                          Year Ended   Year Ended   Year Ended
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Revenues:
  Product................................. $ 18,817     $ 23,385      $ 16,281
  Software and technology license fees....    3,629        5,069         4,493
  Development fees........................    1,059        1,779         2,246
  eFax services...........................    1,200           --            --
                                           --------     --------      --------
    Total revenues........................   24,705       30,233        23,020
                                           --------     --------      --------
Costs and expenses:
  Cost of product revenues................   13,540       16,005        11,886
  Inventory write-down - hardware products    1,060           --            --
  Cost of software and license fees.......      584          710           770
  Cost of eFax services...................    2,400           --            --
  Research and development................    6,188        5,445         5,355
  Selling and marketing...................   19,972        7,267         6,046
  General and administrative..............    5,320        2,592         3,031
  Restructuring costs.....................      872           --            --
  Acquisition and related expenses........       --           --         2,106
                                           --------     --------      --------
    Total costs and expenses..............   49,936       32,019        29,194
                                           --------     --------      --------
Loss from operations......................  (25,231)      (1,786)       (6,174)
Other income (expense), net:
  Interest income.........................      433          320           310
  Interest expense........................       --           (1)         (120)
  Other income (expense)..................      (98)          46           (79)
                                           --------     --------      --------
    Total other income, net...............      335          365           111
                                           --------     --------      --------
Loss before income taxes..................  (24,896)      (1,421)       (6,063)
Provision for income taxes................       67           80            96
                                           --------     --------      --------
Net loss..................................  (24,963)      (1,501)       (6,159)
Series A Convertible Preferred Stock
  Dividends...............................     (769)          --            --
Series P Redeemable Preferred Stock
  Dividends...............................       --           --           (68)
                                           --------     --------      --------
Net loss applicable to common
  Stockholders............................ $(25,732)    $ (1,501)     $ (6,227)
                                           ========     ========      ========
Net loss per share:
  Basic................................... $  (2.04)    $  (0.13)     $  (0.84)
                                           ========     ========      ========
  Diluted................................. $  (2.04)    $  (0.13)     $  (0.84)
                                           ========     ========      ========
Shares used in computation:
  Basic...................................   12,585       11,784         7,389
                                           ========     ========      ========
  Diluted.................................   12,585       11,784         7,389
                                           ========     ========      ========


See notes to consolidated financial statements.

                                               EFAX.COM AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                          (in thousands, except share amounts)


                                                                                      Accumulated
                                  Convertible                     Additional             Other
                                Preferred Stock    Common Stock    Paid-in           Comprehensive  Accumulated       Comprehensive
                              ----------------- -----------------
                                Shares   Amount   Shares   Amount  Capital  Warrants Income (Loss)     Deficit    Total    Loss
                              ---------- ------ ---------- ------ --------- -------- -------------- ----------- ------- ----------

Balances, January 1, 1997..... 6,293,978  $  63  1,789,086  $   18 $  21,317   $    -     $     -    $(22,259)  $  (861)
Net loss and comprehensive loss        -      -          -       -         -        -           -      (6,159)   (6,159) $  (6,159)
                                                                                                                         =========
Employee Stock Purchase Plan..         -      -     16,948       -        77        -           -           -        77
Exercise of Common Stock
  Options.....................         -      -    105,374       1        27        -           -           -        28
Exercise of Common Stock
  Warrants....................         -      -    516,782       5       269        -           -           -       274
Cumulative dividends on
  Series F Convertible ($240)
  and Series P Redeemable
 ($68) Preferred Stock........         -      -          -       -       240        -           -         (308)     (68)
Warrant compensation expense
  (Note 2)....................         -      -          -       -       625        -           -            -      625
Issuance of Common Stock in
  connection with Initial
  Public Offering.............         -      -  2,750,000      27    19,329        -           -            -   19,356
Conversion of Convertible
  Preferred Stock to Common
  Stock at IPO................(6,293,978)   (63) 6,293,978      63         -        -           -            -        -
Conversion of Series F
  Cumulative Dividends........         -      -    162,703       2        (2)       -           -            -        -
Issuance of Common Stock for
  DocuMagix warrants..........         -      -      2,190       -         -        -           -            -        -
Issuance of Common Stock in
  Exchange for DocuMagix
  convertible note............         -      -    103,853       1       999        -           -            -    1,000
Adjustment to conform fiscal
  year of DocuMagix...........         -      -        469       -         -        -           -          999      999
                              ---------- ------ ----------   -----  --------     ----     -------   ----------  -------
Balances, December 31, 1997...         -      - 11,741,383     117    42,881        -           -      (27,727)  15,271

Net loss and comprehensive
  Loss........................         -      -          -       -         -        -           -       (1,501)  (1,501) $  (1,501)
                                                                                                                         =========
Employee Stock Purchase Plan..         -      -     51,492       -       157        -           -            -      157
Exercise of Common Stock
  Options.....................         -      -     53,245       1        21        -           -            -       22
Exercise of Common Stock
  Warrants....................         -      -     67,591       1        (1)       -           -            -        -

Repurchase of Common Stock....         -      -    (40,000)      -      (112)       -           -            -     (112)
                              ---------- ------ ----------   -----  --------  -------     -------   ----------  -------
Balances, December 31, 1998            -      - 11,873,711     119    42,946        -           -      (29,228)  13,837
Comprehensive income -
 Net loss.....................         -      -          -       -         -        -           -      (24,963) (24,963) $ (24,963)
 Other comprehensive income,
  net of tax -  change in net
  unrealized loss from
  short-term investments......         -      -          -       -         -        -          (7)           -       (7)        (7)
                                                                                                                         ---------
Comprehensive loss                                                                                                       $ (24,970)
                                                                                                                         =========
Sale of Convertible Preferred
  Stock.......................     1,500  7,467          -       -         -    6,697           -            -   14,164
Employee Stock Purchase Plan..         -      -     32,108       -       124        -           -            -      124
Exercise of Common Stock
  Options.....................         -      -    666,864       7     1,280        -           -            -    1,287
Exercise of Common Stock
  Warrants....................         -      -    281,855       3       117        -           -            -      120
Issuance of IGC SW development
  Shares......................         -      -     30,000       -       208        -           -            -      208
Issuance of Common Stock for
  trademark settlement........         -      -    127,592       1     1,999        -           -            -    2,000
Issuance of Warrants..........         -      -          -       -         -      401           -            -      401
Issuance of options to
  Consultants.................         -      -          -       -       301        -           -            -      301
Accelerated vesting of options         -      -          -       -     1,367        -           -            -    1,367
Dividends on Preferred
  Convertible Stock...........         -      -          -       -         -        -           -         (769)    (769)
                               --------- ------ ----------   -----  --------  -------     -------   ----------  -------
Balances, December 31, 1999...     1,500 $7,467 13,012,130   $ 130  $ 48,342  $ 7,098     $    (7)  $  (54,960) $ 8,070
                               ========= ====== ==========   =====  ========  =======     =======   ==========  =======

See notes to consolidated financial statements.

                         EFAX.COM AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (in thousands)


                                         Year Ended   Year Ended   Year Ended
                                         December 31, December 31, December 31,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Cash flows from operating activities:
  Net loss..............................  $ (24,963)    $ (1,501)    $ (6,159)
  Adjustments to reconcile net loss to
    net cash used for operating
      activities:
    DocuMagix net loss for the quarter
      ended March 31, 1997...............         -            -          999
    Depreciation and amortization........     1,345          705          539
    Gain (loss) on disposal of assets....       (61)           3            -
    Warrant compensation expense.........         -            -          625
    Provision for inventory reserves and
      Loss on purchase commitment........     1,060          350          292
    Issuance of Common Stock for service.       208            -            -
    Common Stock options - severance.....     1,367            -            -
    Common Stock options - services......       301            -            -
    Changes in assets and liabilities:
      Trade receivables..................     1,988          418       (2,375)
      Inventories........................     1,761         (840)      (1,769)
      Prepaid expenses...................      (260)          30         (115)
      Accounts payable...................     3,627         (895)        (819)
      Deferred revenue...................       360          (24)          49
      Accrued liabilities................      (177)        (288)         578
      Provision for restructuring reserve       605            -            -
                                           --------     --------     --------
        Net cash used for operating
          Activities.....................   (12,839)      (2,042)      (8,155)
                                           --------     --------     --------
Cash flows from investing activities:
  Purchase of property...................    (1,916)        (604)        (742)
  Purchase of short-term investments.....    (3,004)     (10,044)      (3,024)
  Proceeds from sale of short-term
   Investments...........................     2,817       10,260            -
   Increase in other assets..............      (182)        (532)        (783)
                                           --------     --------     --------
   Net cash used for investing activities    (2,285)        (920)      (4,549)
                                           --------     --------     --------
Cash flows from financing activities:
  Proceeds from sale of Common Stock.....     1,407          179       19,735
  Repurchase of Common Stock.............         -         (112)           -
  Proceeds from issuance of notes payable         -            -          500
  Repayment of notes payable.............         -            -         (950)
  Proceeds from Series A Convertible
    Preferred Stock, net..................   14,164            -            -
    Redemption of Preferred Stock -
      Series P, net......................         -            -       (2,794)
                                           --------     --------     --------
Net cash provided by financing
      Activities.........................    15,571           67       16,491
                                           --------     --------     --------
Increase (decrease) in cash and
  cash equivalents.......................       447       (2,895)       3,787
                                           --------     --------     --------
Cash and cash equivalents, beginning
  of year................................     1,305        4,200          413
                                           --------     --------     --------
Cash and cash equivalents, end of year...  $  1,752     $  1,305     $  4,200
                                           ========     ========     ========
Supplemental cash flow information:
  Interest paid..........................  $      -     $      -     $    120
                                           ========     ========     ========
  Taxes paid-foreign withholding.........  $     33     $     52     $     96
                                           ========     ========     ========
Supplemental noncash investing and
  financial information:
  Warrant expense - service..............  $    399            -     $      -
                                           ========     ========     ========
  Conversion of Convertible Preferred
    Stock to Common Stock at Initial
    Public Offering......................         -            -     $     63
                                           ========     ========     ========
    Conversion of accrued ESPP for
      purchase of Common Stock...........  $    124            -            -
                                           ========     ========     ========
    Cumulative dividends on Series A
      Convertible Preferred Stock........  $    769            -            -
                                           ========     ========     ========
    Cumulative dividends on Series F
      Convertible and Series P Redeemable
      Preferred Stock....................         -            -     $    308
                                           ========     ========     ========
    Issuance of Common Stock in trademark
      settlement agreement ..............  $  2,000            -            -
                                           ========     ========     ========
    Issuance of Common Stock in exchange
      for DocuMagix convertible note.....         -            -     $  1,000
                                           ========     ========     ========


See notes to consolidated financial statements.

                      EFAX.COM, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Years Ended December 31, 1999, 1998, and 1997

1. Nature of Business and Significant Accounting Policies
   ------------------------------------------------------

Nature of Business
------------------

     On February 8, 1999 JetFax, Inc. changed its name to eFax.com, Inc. On December 16, 1999 eFax.com, Inc. changed its name to eFax.com. ("the Company"). The Company was incorporated in Delaware in August 1988 and since that time has engaged in the development, manufacture and sale of its branded multifunction products (MFPs) and entered into agreements with a number of manufacturers
(OEMs) of MFPs for the customization and integration of the Company's embedded system technology and desktop software in several OEM products. In February 1999, eFax.com changed the focus of the Company's business to Internet-related services, products and technologies. Concurrent with the change in focus, the Company discontinued its previous engagement in the development, manufacture and sale of its MFPs and embedded system technology.

     The consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's net loss of $25.7 million for the year ended December 31, 1999 and its working capital position of $1.9 million at December 31, 1999 raise substantial doubt regarding the Company's ability to continue as a going concern. In 1999, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient enough to support operations until such time, if any, that the Company's revenues from fee generating Internet-based services gain substantial market acceptance. The Company is currently in discussions with existing and potential investors to obtain additional financing and is considering other strategic alternatives (see Note
16). Management believes that these actions will allow the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Fiscal Period End
-----------------

     The Company operates on a 52-53 week reporting year ending on the first Saturday on or after December 31. Fiscal years 1999, 1998 and 1997 include 52 weeks. For presentation purposes, the Company refers to its reporting years ended January 1, 2000, January 2, 1999, and January 3, 1998, as ending on December 31, 1999, 1998, and 1997, respectively.

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain Significant Risks and Uncertainties
-------------------------------------------

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

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997

performs development services for certain of its OEMs. The Company performs ongoing credit evaluations of its customers' financial condition and limits its exposure to losses from bad debts by limiting the amount of credit extended whenever deemed necessary and generally does not require collateral.

     Certain components used in the Company's products are available only from one source. In particular, the Company currently purchases its printer engine and certain semiconductor devices from separate single sources of supply. Any shortage or interruption in the supply of any of the components used in the Company's products, or the inability of the Company to procure these components from alternate sources on acceptable terms, could have a material adverse effect on the Company's business, financial condition and results of operations. The eFax.com network is currently based on 15 points of presence in the United States and in the United Kingdom. Each of eFax.com's points of presence is co-located with a telecommunications partner. The decentralization of the eFax.com network provides for greater reliability and reduces our dependence on any one supplier. In addition, by being geographically dispersed our network is less susceptible to network outages caused by either power interruptions or problems with telecommunications failures.

     The Company operates in a very dynamic industry. The Company believes that changes in any of the following areas could have a negative impact on the Company's future financial position and results of operations: the fact that the Company's markets are characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products and enhancements, and the Company's ability to respond to such changes; the re-focus of its business model to Internet-based electronic document communications; the highly competitive nature of the markets for the Company's Internet-based services; the phase-out or early termination of the Company's branded products or OEM products incorporating the Company's technology; the Company's ability to attract and retain skilled personnel; and the quarterly variability in the Company's revenues.

Foreign Currency Translation
----------------------------

     The Company's foreign subsidiary in Germany uses the U.S. dollar as the functional currency. Accordingly, assets and liabilities are translated using period-end exchange rates, except for inventories and property, plant and equipment, which are translated using historical rates. Revenues and costs are translated using historical rates. The resulting translation gains and losses are included in income as they are incurred. Foreign currency transaction gains and losses resulting from transactions denominated in other than the U.S. dollar are included in income as incurred. The Company's foreign loss for the year ended December 31, 1999 totaled $55,000 as compared to a gain of $19,000 for the year ended December 31, 1998 and a loss of $58,000 for the year ended December 31, 1997.

     On occasion, the Company enters into firm purchase contracts with suppliers that are denominated in a foreign currency. At December 31, 1997, the Company had Yen deposits of 115,000,000 which were designated as a hedge against Yen denominated firm purchase commitments; in September 1998 the Company closed its Yen account. The foreign currency gains and losses from the foreign currency deposit were recognized as an offset to the foreign currency
gains and losses from the firm purchase commitment.   At December 31, 1999 and
1998, respectively, the Company did not hold a hedge position against a foreign currency.

Concentration of Credit Risk
----------------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash equivalents, short-term investments and accounts receivable. Credit risk with respect to trade receivables is spread over a number of geographically diverse customers, who make up the Company's customer base. At December 31, 1999, two customers each accounted for 13% of total accounts receivable. At December 31, 1998 and 1997, one customer accounted for 30% and 35% of total accounts receivable, respectively.

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


Cash Equivalents and Short-Term Investments
-------------------------------------------

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

Accounts Receivable
-------------------

     Accounts receivable include unbilled amounts of $400,000, $526,000, and $1,469,723 relating to development revenues at December 31, 1999, 1998, and 1997, respectively (see "Revenue Recognition" below).
Inventories

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

Other Assets
------------

     Other assets as of December 31, 1999, 1998 and 1997 include a minority investment in Oasis Semiconductor of $725,000, $725,000 and $325,000, respectively, (accounted for using the cost method) and intangible assets (acquired software, eFax license, licensing contracts and covenants not to compete) of $3,171,000, $870,000 and $1,021,000, net of accumulated amortization of $770,000, $488,000 and $205,000, respectively. Amortization of intangible assets is computed using the straight line method over the estimated useful life of five years.

Long-Lived Assets
-----------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes
------------

     The Company accounts for income taxes under an asset and liability approach. Deferred tax liabilities are recognized for future taxable amounts and deferred tax assets are recognized for future deductions net of a valuation allowance to reduce deferred tax assets to amounts that are more likely than not to be realized.

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


Revenue Recognition
-------------------

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

     Revenues from the eFax service include sign-up fees, monthly recurring subscription fees and usage-based charges and are recognized as the services are provided. The Company pre-bills its customers for monthly recurring subscription fees and usage fees. In the event of customer cancellation of services, the Company refunds unearned amounts from subscription fees and usage fees to the customer. The Company provides a limited amount of customer support by email.


Research and Development
------------------------

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

Stock-Based Compensation
------------------------

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

Basic and Diluted Net Loss Per Share
------------------------------------

     Basic and diluted net loss per share has been computed using the weighted average of common shares outstanding. Potential common shares issuable upon exercise of options, warrants, convertible preferred

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


stock and redeemable preferred stock have been excluded from the computation during all periods presented as their effect is antidilutive due to the Company's net losses. Accordingly at December 31, 1999, options and warrants to purchase approximately 3,425,224 common shares at a weighted average exercise price of $8.95 per share and 709,640 shares issuable upon conversion of preferred stock have been excluded from the computation. At December 31, 1998, options and warrants to purchase approximately 2,530,000 common shares at a weighted average exercise price of $3.03 per share have been excluded from the computation. Such options and warrants will be included, using the treasury stock method, in periods where the Company reports net income and the average fair market value of the Company's common stock exceeds the exercise price. The net loss applicable to common stockholders and the shares used for the computation of basic and diluted loss per share are the same.

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

                                                           Year Ended
                                                           December 31,
                                                               1997
                                                           ------------
Net loss applicable to common stockholders................. $   (6,227)
                                                            ==========
Pro Forma net loss per share:
  Basic.................................................... $    (0.61)
                                                            ==========
  Diluted.................................................. $    (0.61)
                                                            ==========
Shares used in pro forma computation:
  Basic....................................................     10,170
                                                            ==========
  Diluted..................................................     10,170
                                                            ==========


Comprehensive Income
--------------------

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the year ended December 31, 1999, the Company's comprehensive loss and net loss were $24,970,000 and $24,963,000, respectively. For the years ended December 31, 1998 and 1997, there were no differences between the Company's comprehensive loss and net loss. Consolidated statements of comprehensive loss for the year ended December 31, 1999, has been included within the consolidated statements of shareholders' equity and comprehensive loss.

Disclosures about Segments of an Enterprise and Related Information
-------------------------------------------------------------------

     The Company reports segment data pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment, within which are multiple product lines including internet-related services and legacy MFP and OEM products. Revenues and related costs of goods and services are recorded for internal management purposes as reflected in the accompanying Consolidated Statement of Operations. For internal management purposes, expenses below that level and related assets are not separately recorded and monitored.

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted. On a forward-looking basis, although eFax.com has not fully assessed the implications of this new statement, eFax.com does not believe adoption of this statement will have a material impact on eFax.com's financial position or results of operations.

     At December 31, 1999 and 1998 the Company held no derivatives or hedge positions.

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

Recent Accounting Pronouncements
-------------------------------

In December 1999, the Securities and Exchange Commission (SEC) released
Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. Although the Company has not fully assessed the implications of SAB No. 101, management does not believe adoption of this bulletin will have a material impact on the Company's consolidated financial position, results of operations or cash flows.


2. Business Combinations
   ---------------------

     On December 5, 1997, the Company acquired DocuMagix, Inc. ("DocuMagix") in a merger transaction pursuant to an Agreement and Plan of Reorganization (Agreement) entered into with DocuMagix on November 11, 1997. Under the Agreement, the Company issued 793,957 shares of its common stock in exchange for all outstanding common and preferred shares of DocuMagix, and all rights with respect to DocuMagix common stock under outstanding employee options were converted into rights with respect to the Company's common stock using the common stock exchange ratio of 0.004572. In addition, the Company issued 2,190 shares of its common stock to certain holders of DocuMagix warrants in exchange for such warrants and 103,853 shares of the Company's common stock were exchanged for $1.0 million of outstanding convertible notes payable by DocuMagix. The merger has been accounted for as a pooling

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997

of interests and, accordingly, the consolidated financial statements for all periods have been restated to reflect the combined operations of the two companies.


3. Inventories
   -----------

     Inventories consist of (in thousands):




                                                    December 31,  December 31,
                                                        1999          1998
                                                    ------------  ------------
      Materials and supplies.....................     $   305       $ 1,982
      Work-in-process............................         624            93
      Finished goods.............................         769         2,444
                                                      -------       -------
      Total......................................     $ 1,698       $ 4,519
                                                      =======       =======

4. Property
   --------

     Property consists of (in thousands):


                                                   December 31,  December 31,
                                                       1999          1998
                                                   ------------  ------------
      Furniture and fixtures.....................    $  3,697      $  1,816
      Software...................................         563           501
      Leasehold improvements.....................         441           440
                                                     --------      --------
      Total......................................    $  4,701      $  2,757
      Accumulated depreciation and amortization..      (2,448)       (1,418)
                                                     --------      --------
      Property, net..............................    $  2,253      $  1,339
                                                     ========      ========



5. Accrued Liabilities
   -------------------

      Accrued liabilities consist of (in thousands):



                                                   December 31,  December 31,
                                                       1999          1998
                                                   ------------  ------------
     Compensation and related benefits...........    $    684      $    632
     Acquisition related accruals................           -            22
     Royalties...................................          42            62
     Product warranty............................          59            78
     Accrued Series A Convertible Preferred
       Stock dividends...........................         769             -
     Other.......................................         490           782
                                                     --------      --------
     Total.......................................    $  2,044      $  1,576
                                                     ========      ========


6.     Line of Credit
       --------------

     The Company's line of credit expired in August 1999 and was not renewed by the Company.


7.     Lease Commitments
       -----------------

     The Company leases its primary facility under an operating lease expiring January 2003. Rent expense is recognized on a straight-line basis over the term of the lease. The lease agreement requires the Company

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


to pay property taxes and maintenance costs. Additionally, the Company leases approximately 5,200 square feet in Santa Barbara, California for its software application organization and the one-year extension on the lease is set to expire July 31, 2001. The Company leases approximately 2,600 square feet in Beaverton, Oregon for additional software application personnel, and this lease expires April 2000. For the years ended December 31, 1999, 1998, and 1997, rent expense was $872,363, $572,000, and $523,000, respectively. Future minimum annual rental payments for facilities leases are: 2000, $563,000; 2001, $551,000; 2002, $551,000; 2003, $46,000; and none thereafter.


8.     Stockholders' Equity
       --------------------

     In June 1997, the Company completed an initial public offering of 2,750,000 shares of its common stock (selling shareholders sold an additional 750,000 shares in the offering) at a price of $8.00 per share. Concurrent with the offering, each of the 6,293,978 shares of convertible preferred stock then outstanding were converted into the same number of common shares and the 344,350 shares of Series P Redeemable Preferred Stock were redeemed for $2.8 million from the proceeds of the offering. In addition, 389,512 shares of common stock were issued upon the net exercise of warrants, 127,270 shares of common stock were issued upon the exercise of other warrants and 162,703 shares of common stock were issued upon conversion of cumulative unpaid dividends on Series F Preferred Stock. In 1998, 67,591 shares of common stock were issued upon the net exercise of warrants. In 1999, the Company issued 1,500 shares of Convertible Preferred Stock.

Preferred Stock
---------------

     The number of shares of preferred stock authorized to be issued is 5,000,000. The Board of Directors is authorized to issue the preferred stock from time to time in one or more series and to fix the rights, privileges and restrictions of the shares of such series. On May 10, 1999, eFax.com entered into a purchase agreement with an investor for the private placement of $15 million of Series A Convertible Preferred Stock which were not registered under the Securities Act of 1933, as amended, convertible into Common Stock based upon the five-day average stock price prior to closing which was $21.1375. The conversion price is subject to an adjustment after one year to the greater of the then current market price of the Common Stock or 60% of the initial conversion price. The agreement also includes 300,000 warrants exercisable at $23.25, a 10% premium to the Series A Convertible Preferred Stock conversion price. The Series A Convertible Preferred Stock includes an 8% dividend payable in cash or common stock at the option of eFax.com. The closing occurred on May 13, 1999. eFax.com has filed a registration statement for the resale of the shares of Common Stock acquired on conversion of the Convertible Preferred Stock and upon exercise of the warrants. Holders of the preferred shares shall have no voting rights, except as required by law, including but not limited to the General Corporation Laws of the State of Delaware. The Company cannot declare or pay any cash dividend or distribution on the common stock without the prior express written consent of the holders of not less than two-thirds of the then outstanding preferred shares. In the event of a liquidation of the Company, the holders of the Series A Convertible Preferred Stock would be entitled to receive distributions in preference to the holders of the Common Stock. As of December 31, 1999, 1,500 shares of preferred stock were outstanding.

Stock Option and Purchase Plans
-------------------------------

     The Company has an employee stock option plan and a nonemployee director option plan under which the Company may grant options to purchase up to 4,400,000 and 270,000 shares of common stock, respectively. At December 31, 1999, 1,002,159 and 130,000 shares, respectively, remain available for future grant under these plans. The terms for exercising options are determined by the Board of Directors and options expire at the earlier of ten years and one month or such shorter terms as may be provided in each stock option agreement. In connection with the merger of DocuMagix (see Note 2), the Company assumed outstanding DocuMagix options using the common stock exchange ratio. At December 31, 1999, options to

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


purchase 958 shares of the Company's common stock at a weighted average exercise price of $34.42 were outstanding pursuant to the DocuMagix options.

     Stock option activity and balances, excluding DocuMagix option activity, which is immaterial, are summarized as follows:


                                                                   Weighted
                                                                    Average
                                                       Number    Exercise Price
                                                      of Shares    Per Share
                                                      ---------  --------------
Balance, January 1, 1997............................. 1,034,785      $   0.54
Granted (weighted average fair market value $3.04)... 1,107,100          7.42
Canceled.............................................   (73,509)         4.35
Exercised............................................  (105,374)         0.27
                                                      ---------      --------
Balance, December 31, 1997........................... 1,963,002      $   4.29
Granted (weighted average fair market value $2.04)...   847,800          3.19
Canceled.............................................  (720,408)         5.96
Exercised............................................   (53,245)         0.40
                                                      ---------      --------
Balance, December 31, 1998........................... 2,037,149      $   3.34
Granted (weighted average fair market value $5.40)... 2,189,527          8.87
Canceled.............................................  (779,680)         1.93
Exercised............................................  (666,864)         6.92
                                                      ---------      --------
Balance, December 31, 1999........................... 2,780,132      $   7.03
                                                      =========      ========



               Options Exercisable                         Options Outstanding
--------------------------------------------------- ---------------------------
                     Number        Weighted    Weighted     Number     Weighted
     Range of      Outstanding at   Average    Average  Exercisable at  Average
     Exercise       December 31,   Remaining   Exercise  December 31,  Exercise
      Prices            1999       Life (Years)   Price       1999       Price
------------------ -------------- ------------ --------- ------------- --------
$  0.20 - $  0.30      93,254         6.25     $  0.29      61,387     $  0.29
   0.50 -    1.75     299,766         7.49        1.07     177,672        0.85
  2.75  -    5.88     864,295         8.56        2.92     252,789        2.89
  6.00  -    9.44     838,817         8.61        7.82     203,411        7.78
 11.81  -   11.81     410,000         9.62       11.81           -        0.00
 12.31  -   20.13     274,000         8.09       19.20      42,000       19.69
-----------------   ---------        -----     -------     -------     -------
$ 0.20  - $ 20.13   2,780,132         8.49     $  7.03     737,259     $  4.49
=================   =========        =====     =======     =======     =======


     The Company has reserved 500,000 shares of common stock for issuance pursuant to the 1997 Employee Stock Purchase Plan. The plan permits employees to purchase shares at 85% of the lower of the fair market value of the common stock at the beginning or end of each six-month offering period. During 1997, 1998 and 1999, 16,948, 51,492, and 32,108 shares, respectively, have been issued under the plan. At December 31, 1999, 399,436 shares are reserved for issuance under the plan.

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

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997

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


                                              Employee Stock Options
                                   --------------------------------------------
                                    Year Ended    Year Ended     Year Ended
                                    December 31,   December 31,  December 31,
                                        1999           1998          1997
                                    ------------  -------------  -------------
Risk-Free Interest Rate...........      5.00%         5.36%           5.76%
Stock Volatility (*)..............       100%          100%             65%
Expected Life (in years)..........       0.5             1               1
Dividends.........................         -             -               -


(*) 1997 :  65% subsequent to public filing; 0% prior to public filing


     The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards (including awards under the Purchase Plan) had been amortized to expense over the vesting period of the awards, pro forma net loss available to common stockholders would have been $29,118,000 ($2.31 per share) for the year ended December 31, 1999, $3,262,000 ($0.28 per share) for the year ended December 31, 1998, and $6,706,000 ($0.91 per share) for the year ended December 31, 1997. However, because options vest over several years and grants prior to April 1, 1995 have been excluded from these calculations, the pro forma adjustments for the years ended December 31, 1999, 1998, and 1997 are not indicative of future period pro forma adjustments, assuming grants are made in those years, when the calculation will apply to all applicable stock options.

     As of December 31, 1999, the Company has reserved or otherwise committed to issue 645,092 shares of Common Stock upon exercise of warrants.


9.     Income Taxes
       ------------

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

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


                                            Year         Year         Year
                                            Ended        Ended        Ended
                                         December 31, December 31, December 31,
                                             1999          1998         1997
                                         ------------ ------------ ------------
Taxes computed at federal statutory
  rate of 35%...........................   $ (8,760)     $ (554)     $ (2,156)
Change in valuation allowance...........      9,681         554         2,156
Foreign withholding taxes...............         33          52            96
Other...................................       (887)         28             -
                                           --------      ------      --------
Total provision.........................   $     67      $   80      $     96
                                           ========      ======      ========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's net deferred income tax asset are as follows (in thousands):



                                                      December 31, December 31,
                                                           1999        1998
                                                      ------------ ------------
Deferred tax asset:
  Net operating loss carryforwards...................   $ 15,844     $  7,283
  Tax credit carryforwards...........................        643          277
  Accounts receivable allowances.....................        120          110
  Depreciation.......................................         30           99
  Inventory valuation................................        339          173
  Nondeducted expense accrual........................        527          201
  Warranty reserve...................................         23           31
  Capitalized research and development...............        440           68
  Vacation accrual...................................        190          140
  Other..............................................         46          139
                                                        --------     --------
Total deferred tax assets............................     18,202        8,521
Valuation allowance..................................    (18,202)      (8,521)
                                                        --------     --------
                                                        $      -     $      -
                                                        ========     ========


     As a result of the Company's history of operating losses, management believes that the recognition of the deferred tax asset is considered less likely than not. Accordingly, the Company has fully reserved its net deferred tax assets as of December 31, 1999 and 1998. At December 31, 1999, consolidated net operating loss carryforwards of approximately $44.0 million and $14.0 million were available to offset future Federal and state taxable income, respectively, and research and development tax credits of $355,000 and $288,000 were available to offset future Federal and state income taxes, respectively. Current Federal and California tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The Company's ability to utilize its net operating loss and tax credit carryforwards could be limited according to these provisions. Management believes such limitation could result in the loss of carryforward benefits which expire from 2004 through 2019. The use of the above loss carryforwards is dependent upon the Company's ability to achieve profitability. The Company's net operating loss carryforwards attributable to its DocuMagix subsidiary before its acquisition are limited according to these provisions to approximately $380,000 per year or approximately $5.7 million and $1.9 million in total through the applicable federal and California carryforward periods, respectively.

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


10. Employee Benefit Plan
    ---------------------

     The Company has a 401(k) tax deferred savings plan for all eligible employees. Participants may contribute a percentage of their compensation, which may be limited by the plan administrator or applicable tax laws. The Company may make discretionary matching contributions. Such matching contributions were immaterial for the year ended December 31, 1999, 1998, and 1997.

11. Customer Information
    --------------------

     Three customers accounted for 11%, 13% and 13%, respectively, of total revenues for the year ended December 31, 1999. Two customers accounted for 18% and 16%, respectively, of total revenues for the year ended December 31, 1998. The same two customers accounted for 19% and 13%, respectively, of total revenues for the year ended December 31, 1997.


12. Related Party Transactions
    --------------------------

     Related party transactions and balances not otherwise disclosed herein were as follows (in thousands):


                                                  December 31,  December 31,
                                                      1999          1998
                                                  ------------  ------------
     Sales to related party.....................    $     -       $    31
     Purchases from related party...............          -             -


     The Company has also granted a stockholder a nonexclusive royalty-free license to utilize certain of its intellectual property.


13.     Geographic Reporting

     The following is a summary of revenues by geographic region (in thousands):


                                            Year         Year         Year
                                            Ended        Ended        Ended
                                         December 31, December 31, December 31,
                                             1999          1998         1997
                                         ------------ ------------ ------------
    United States.......................   $ 21,258     $ 24,747     $ 16,386
    Europe..............................      3,228        4,665        4,545
    Asia................................        219          568        1,098
    Other...............................          -          253          991
                                           --------     --------     --------
     Total                                 $ 24,705     $ 30,233     $ 23,020
                                           ========     ========     ========


* Total revenues are attributed to countries based on "ship to" location of customer.



14. Discontinued Product Lines and Related Restructuring Charges
    ------------------------------------------------------------

	During January 2000, the Company restructured its operations to focus on the Internet communications services which it introduced in February 1999 by discontinuing efforts on the development and marketing of branded and licensed products and software solutions for the "multifunction product ("MFP) market". In connection with the Company's announced decision to exit from the manufacturing of MFP products, the Company recognized in 1999 a $1.1 million write-down of inventory to reflect anticipated net realizable

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997

values of the inventory on hand. Also in connection with the Company's decision to exit from manufacturing MFP products, the Company recognized an $872,000 restructuring charge for the write-down of capital equipment, intellectual property and leasehold improvements, excess facilities accruals and severance costs. As a result, the Company substantially reduced its manufacturing work force and downsized its hardware manufacturing operations. The discontinuation and restructuring was substantially completed in the first quarter of 2000, during which an additional charge of $500,000 will be recognized. The Company recorded total charges of $ 1.9 million as follows:



                                          Total
                                      Restructuring               Balance at
(in thousands)                           Charge     Utilized  December 31, 1999
                                      ------------- --------  -----------------
Write-down of inventory...............  $    826    $   826        $      -
Reserve for estimated cost of
  purchase commitments................       234          -             234
                                        --------    -------         -------
  Subtotal............................     1,060        826             234
                                        --------    -------         -------
Write-down of machinery and equipment        312        312               -
Reserve for estimated lease costs.....       171          -             171
Reserve for estimated severance costs        169         22             147
Write-down of acquired technology.....       167        167               -
Reserve for estimated post-warranty
 technical support costs..............        53          -              53
                                        --------    -------         -------

 Subtotal.............................       872        501             371
                                        --------    -------         -------
                                        $  1,932    $ 1,327         $   605
                                        ========    =======         =======



     Included in the fourth quarter 1999 write-downs is a $312,000 charge related to the net loss on disposal of machinery and equipment and leasehold improvements which was written down to fair market value in accordance with SFAS No. 121, "Accounting for Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed Of."

     The Company anticipates substantially all accrued severance and benefits will be paid within one year.



15. Quarterly Results - Unaudited
    -----------------------------
(in thousands, except per share amounts)

                                                 Three Months Ended
                                    -------------------------------------------
                                     Mar. 31,   June 30,  Sept. 30,  Dec.  31,
                                       1999       1999      1999       1999
                                    ---------- ---------- ---------- ----------
Total revenues...................    $ 7,770    $ 6,283    $ 6,149    $  4,503
Loss from operations.............    $(1,314)   $(6,229)   $(7,476)   $(10,212)
Net loss applicable to
  common stockholders............    $(1,292)   $(6,383)   $(7,618)   $(10,439)
Net loss per share:
  Basic..........................    $ (0.11)   $ (0.51)   $ (0.59)   $  (0.83)
  Diluted........................    $ (0.11)   $ (0.51)   $ (0.59)   $  (0.83)
Shares used in computing per
  share amounts:
  Basic..........................     12,009     12,538     12,854      12,939
  Diluted........................     12,009     12,538     12,854      12,939


                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


(in thousands, except per share amounts)

                                                 Three Months Ended
                                    -------------------------------------------
                                     Mar. 31,   June 30,  Sept. 30,  Dec.  31,
                                       1999       1999      1999       1999
                                    ---------- ---------- ---------- ----------
Total revenues.....................  $ 7,698    $  7,722    $ 7,748   $ 7,064
Income (loss) from operations......  $(1,325)   $     64    $   (85)  $  (441)
Net income (loss) applicable to
  common stockholders..............  $(1,289)   $    114    $    37   $  (365)
Net income (loss) per share:
  Basic............................  $ (0.11)   $   0.01    $  0.00   $ (0.03)
  Diluted..........................  $ (0.11)   $   0.01    $  0.00   $ (0.03)
Shares used in computing per share
  amounts:
  Basic............................   11,741      11,755     11,806    11,834
  Diluted..........................   11,741      13,136     12,838    11,834


* See "Basic and Diluted Net Loss Per Share" in Note 1 for the determination of the number of shares used in computing net loss per share in accordance with the adoption of SEC Staff Accounting Bulletin No.98.


16. Subsequent Events
    -----------------

     On April 5, 2000, the Company entered into a letter of intent and a loan commitment letter with JFAX.COM, Inc., a unified Internet communications company, in which:

     o The Company and JFAX.COM established the principal terms for a potential merger of the Company and JFAX.COM.

     o JFAX.COM agreed to lend the Company $5 million. The loan will have an interest rate of 13% and a maturity date of August 31, 2000, subject to adjustment which could increase the maturity date by up to 60 days.

     o The Company agreed to grant to JFAX.COM a warrant to acquire 250,000 shares of the Company's common stock. The warrant will have a term of two years and will be exercisable at the market price of the Company's common stock on the date of grant, but the exercise price will reset to $1.00 per share if the proposed merger of the Company and JFAX.COM does not occur. The warrant is expected to be granted prior to April 15, 2000.

     o The Company agreed to grant to JFAX.COM a warrant with a term of two years and an exercise price of $1.00 per share of the Company's common stock. The warrant will be granted if the merger between the Company and JFAX.COM does not occur. The warrant will be for 750,000 shares of the Company's common stock if JFAX.COM terminates the merger discussions, other than following a material breach of the letter of intent by the Company, prior to the execution of a definitive merger agreement, or if the definitive merger agreement is terminated because JFAX.COM's shareholders fail to approve the merger or JFAX.COM materially breaches the definitive merger agreement. The warrant will be for 1,750,000 shares of the Company's common stock if the merger does not occur for any reason not discussed in the preceding sentence.

                        EFAX.COM, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 Years Ended December 31, 1999, 1998, and 1997


     Prior to the execution of a definitive purchase agreement, neither the Company nor JFAX.COM is required to complete the merger. In the merger, approximately 18.5 million shares of JFAX.COM common stock will be issued to the current holders of the Company's common and preferred stock. The number of shares of JFAX.COM common stock to be received will be subject to downward adjustment based on potential fluctuations in the price of JFAX.COM common stock. The formula for determining the consideration to be received by the Company's common and preferred stockholders is included in Exhibit 2.1 to this report. JFAX.COM would be the surviving corporation in the merger. On April 5, 2000, the Company and the current holders of all of its shares of Series A Convertible Preferred Stock entered into an exchange agreement under which the holders agreed to exchange all of their outstanding shares of Series A Convertible Preferred Stock for a new Series B Convertible Preferred Stock. The Series B shares have a stated value which reflects the 25% premium that the holders would have had the right, under the Series A Convertible Preferred Stock, to receive in cash at the time of the Company's merger with JFAX.COM. The Company has the right to require the Series B stockholders to accept JFAX.COM common stock at the closing of the merger in return for any shares of Series B Convertible Preferred Stock which they then own. The Series B Convertible Preferred Stock will be convertible into shares of the Company's common stock based on the average closing bid price of the Company's common stock for the 20 trading days beginning on April 7, 2000.

                                                                    Schedule II

                        EFAX.COM, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

                               (in thousands)


                                    Balance at  Charged to           Balance at
                                   Beginning of  Cost and  Deduction/  End of
                                      Period     Expenses  Write-off   Period
                                   ------------ ---------- ---------- ---------
Year Ended December 31, 1999:
  Accounts receivable allowance....   $ 277       $    -     $  (15)    $ 262
                                      =====       ======     ======     =====

Year Ended December 31, 1998:
  Accounts receivable allowance....   $ 656       $    -     $ (379)    $ 277
                                      =====       ======     ======     =====
Year Ended December 31, 1997:
  Accounts receivable allowance....   $ 559       $  133     $  (36)    $ 656
                                      =====       ======     ======     =====


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, State of California on the 7th day of April, 2000.

                                                     EFAX.COM

                                      By:      /s/  RONALD P. BROWN
                                          ----------------------------------
                                                  Ronald P. Brown,
                                                     President


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald P. Brown and Todd J. Kenck, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       Signatures                      Title                          Date
       ----------                      -----                          ----

  /s/  RONALD P. BROWN        President                          April 7, 2000
-------------------------
   (Ronald P. Brown)          (Principal Executive Officer)

  /s/  TODD J. KENCK          Vice President of Finance,         April 7, 2000
-------------------------
     (Todd Kenck)             Chief Financial Officer,
                              and Secretary (Principal
                              Financial and Accounting Officer)

  /s/  THOMAS B. AKIN         Director                           April 7, 2000
-------------------------
   (Thomas B. Akin)

 /s/  DOUGLAS Y. BECH         Director                           April 7, 2000
-------------------------
   (Douglas Y. Bech)


 /s/  STEVEN J. CARNEVALE     Director                           April 7, 2000
-------------------------
  (Steven J. Carnevale)


 /s/  ALBERT E. SISTO         Director                           April 7, 2000
-------------------------
   (Albert E. Sisto)


  /s/  LON RADIN              Director                           April 7, 2000
-------------------------
     (Lon Radin)



                                 Exhibit Index

                                   eFax.com

                Exhibits Pursuant to Item 601 of Regulation S-K


  (a) Exhibits
      3.1**   Certificate of Incorporation of Registrant filed on August 3,
              1988, as currently in effect.
      3.2**   Certificate of Amendment of Certificate of Incorporation, as
              filed on October 31, 1990.
      3.3**   Certificate of Amendment of Certificate of Incorporation, as
              filed on August 13, 1991.
      3.4**   Certificate of Amendment of Certificate of Incorporation, filed on February 12, 1996.
      3.5**   Certificate of Amendment of Certificate of Incorporation filed on
              February 12, 1996.
      3.6**   Certificate of Amendment of Certificate of Incorporation filed on
              November 4, 1996.
      3.7**   Amended Certificate of Designation of Series A Preferred Stock,
              as currently in effect.
      3.8**   Certificate of Designation of Series B Preferred Stock, as
              currently in effect.
      3.9**   Certificate of Designation of Series C Preferred Stock, as
              currently in effect.
      3.10**  Certificate of Designation of Series D Preferred Stock, as
              currently in effect.
      3.11**  Certificate of Designation of Series E Preferred Stock, as
              currently in effect.
      3.12**  Amended Certificate of Designation of Series E Preferred Stock,
              as currently in effect.
      3.13**  Certificate of Designation of Series P Preferred Stock, as
              currently in effect.
      3.14**  Certificate of Designation of Series F Preferred Stock, as
              currently in effect.
      3.16**  Amended and Restated Bylaws of Registrant, as currently in effect.
      3.18**  Certificate of Ownership and Merger, merging eFax.com, Inc., a
              Delaware corporation and wholly owned subsidiary of JetFax, Inc., with and into JetFax, Inc. as filed on February 8, 1999.
      3.19++  Certificate of Designations, Preferences and Rights of Series A
              Convertible Preferred Stock of eFax.com, Inc. dated as of May 12,
              1999.
      3.20++  Certificate of Amendment of the Certificate of Designations,
              Preferences and Rights of Series A Convertible Preferred Stock of
              eFax.com, Inc. dated as of May 13, 1999.
      3.21    Certificate of Amendment f Certificate of Incorporation, as filed on December 16, 1999.
      4.1**   Specimen Common Stock Certificate.
      4.2++   Form of Warrant to Purchase Common Stock by and between eFax and
              Global NAPS, Inc.
      4.3++   Form of Warrant to Purchase Common Stock by and between eFax and
              Fisher Capital, Ltd.
      4.4++   Form of Warrant to Purchase Common Stock by and between eFax and
              Wingate Capital, Ltd.
      4.5++   Registration Rights Agreement, dated as of May 7, 1999 by and between eFax and Fisher Capital, Ltd., and Wingate Capital, Ltd.
      4.6#    Form of Warrant to Purchase Common Stock by and between eFax and
              Reedland Capital Partners.
     10.1**   Form of Indemnification Agreement between Registrant and each of its directors and officers.
     10.2**   1989 Stock Option Plan, as amended and restated, and forms of
              Stock Option Agreements thereunder.
     10.3**+  1995 Stock Plan, as amended and restated, and form of Stock
              Option Agreement thereunder.
     10.4**   1997 Director Stock Option Plan and form of Stock Option
              Agreement thereunder.
     10.5**   1997 Employee Stock Purchase Plan and forms of agreements
              thereunder.
     10.6**   Lease Agreement dated December 1, 1992 between Registrant and
              Lincoln Menlo Phase I Associates Limited for Menlo Park,
              California office.
     10.7**   Lease dated December 18, 1991 between Crandell Development
              Corporation and Robert S. Grant for Santa Barbara, California
              office.
     10.8**   Registration Rights Agreement dated March 5, 1997 by and among the Registrant and Rudy Prince, Lon B. Radin and Virginia Snyder.
     10.9**   Stock and Warrant Purchase Agreement dated as of August 31, 1988 by and among Registrant and Purchasers of 299,995 shares of
              Series A Preferred, as amended February 1994.
     10.10**  Preferred Stock Purchase Agreement dated as of December 16, 1988 by and among Registrant and purchasers of 336,000 shares of
              Series A Preferred, as amended February 1994.
     10.11**  Preferred Stock Purchase Agreement dated as of June 22, 1989 by and between Registrant and David A. Brewer.





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




     10.46*** Lease Agreement between Registrant and Landlord, K. Dalbey and M.
              Tachouet dated March 28, 1997 for Beaverton, Oregon office.
     10.51^   Revision D to Master Development, Purchase and Distribution
              License Agreement dated as of December 22, 1998 by and between Registrant and Hewlett-Packard Company which incorporates by reference Master Development, Purchase and Distribution License
              Agreement dated effective as of January 31, 1997 by and between Registrant and Hewlett-Packard Company (Exhibit 10.36^**).
     10.54++ Stock Purchase Agreement, dated as of February 23, 1999, by and between eFax and Integrated Global Concepts, Inc.
     10.55++ Securities Purchase Agreement, dated as of May 7, 1999, by and between eFax and Fisher Capital, Ltd., and Wingate Capital, Ltd.
     21.1     Subsidiaries of Registrant.
     23.1     Independent Auditors' Consent and Report on Schedule (see page
              62).
     24.1     Power of Attorney (see Signature Page).
     27.1     Financial Data Schedule.

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

^^  Incorporated by reference to Exhibit 10.1 filed November 17, 1998, on
    Report on Form 10-Q for the quarter ended October 3, 1998.

**+ Incorporated by reference to Exhibit A, filed April 16, 1999, to the
    Company's Definitive Proxy Statement.

++  Incorporated by reference to the identically numbered exhibits filed May
    18, 1999 on Form 10-Q for the quarter ended April 3, 1999.

#   Incorporated by reference to the identically numbered exhibit filed
    August 17, 1999 on Report on Form 10-Q for the quarter ended July 3, 1999.





