Form 10-K/A
period 2000-01-01
EFAX COM INC
filed 2000-05-01
CIK 872901

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended January 1, 2000.
    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                   to                    .
                                   ------------------   -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 27, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $26,018,218 based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than ten percent of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 27, 2000, the Registrant had outstanding 13,184,072 shares of Common Stock.


                                EXPLANATORY NOTE

     This filing amends certain information on the cover page and certain other previously-filed information contained in Items 10, 11, 12 and 13. No other items have been amended.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

     The Company's current executive officers and directors are set forth below, with their ages as of December 31, 1999. The terms of all incumbent directors expire at the Annual Meeting of the Company's stockholders in July 2000 (the "Annual Meeting") or at such later time as their successors have been duly elected and qualified.


            Name                     Age   Position(s) with the Company
            ----                     ---   ----------------------------
Thomas B. Akin...................... 46    Director

Douglas Y. Bech..................... 53    Director

Steven J. Carnevale................. 43    Director

Albert E. Sisto..................... 49    Director

Lon Radin........................... 49    Director

Ronald P. Brown..................... 46    President

Michael Crandell.................... 44    Executive Vice President and
                                           Chief Technology Officer

Todd J. Kenck....................... 32    Vice President of Finance,
                                           Chief Financial Officer
                                           and Secretary

Michael C. Tonneson................. 36    Vice President of Business
                                           Development

Josh A. Mailman..................... 38    Vice President of Operations


     Thomas B. Akin has served as a director of the Company since July 1996.
     --------------
Since October 1995, Mr. Akin has served as a Managing General Partner of Talkot Capital, LLC, an investment firm. From November 1981 to February 1994, Mr. Akin served in various capacities, most recently as the Managing Director of Western Regional Sales for Merrill Lynch & Co. Mr. Akin was on a leave of absence from Merrill Lynch & Co. from February 1994 until his retirement in April 1997. Mr. Akin holds a B.A. in Biology from the University of California at Santa Cruz and an M.B.A. from the University of California at Los Angeles. Mr. Akin is a director of Acacia Research, Inc.

     Douglas Y. Bech has served as a director of the Company since August 1988.
     ---------------
Since August 1997, Mr. Bech has served as Chairman and Chief Executive Officer of Raintree Resorts International, Inc., a company that owns and operates luxury vacation ownership resorts. Mr. Bech was a founding partner of and, since August 1994, has served as a Managing Director of Raintree Capital Company, LLC, a merchant banking firm. In addition, from October 1994 to October 1997, Mr. Bech was a partner of Akin, Gump, Strauss, Hauer & Feld, L.L.P., a law firm. From May 1993 through July 1994, Mr. Bech was a partner of Gardere & Wynne, L.L.P., a law firm. From September 1970 to May 1993. Mr. Bech was associated with and a senior partner of the law firm Andrews & Kurth L.L.P. Mr. Bech holds a B.A. in Political Science from Baylor University and a J.D. from The University of Texas Law School. Mr. Bech is a director of Frontier Oil Corporation, Pride Companies, L.P. and several private companies.

     Steven J. Carnevale has served as a director of the Company since July
     -------------------
1996. In July 1996, Mr. Carnevale became a General Partner in Talkot Capital, LLC, an investment firm. From August 1992 to July 1996, Mr. Carnevale was a General Partner of Endeavor Capital Management, an investment firm. From November 1990 to August 1992, Mr. Carnevale was the owner and Chief Executive Officer of Orca Industries, a specialty computer manufacturer. Mr. Carnevale holds a B.S. in Engineering from the University of Michigan.

     Albert E. Sisto has served as a director of the Company since February
     ---------------
1998. Since June 1999, Mr. Sisto has served as President and Chief Executive Officer of Phoenix Technologies Ltd. From November 1997 to June 1999, Mr. Sisto has served as the Chief Operating Officer of RSA Data Security, a wholly owned subsidiary of Security Dynamics Technologies, Inc., a supplier of software components that secure electronic data. From October 1994 to November 1997, Mr. Sisto was Chairman of the Board and President of DocuMagix, Inc., a supplier of electronic file cabinet software which was acquired by the Company in December 1997. Prior to that Mr. Sisto was President and Chief Executive Officer of Pixel Craft (formerly BarneyScan) from 1989 to September 1994. Mr. Sisto holds a B.E. in Materials from the Stevens Institute of Technology. Mr. Sisto is a director of Insignia Solutions PLC, Tekgraf, Inc., Phoenix Technologies Ltd. and hi/fn, Inc.

     Lon Radin co-founded the Company and has served as a director of the
     ---------
Company since August 1988. From August 1988 to December 1999, Dr. Radin served as the Vice President of Engineering. Dr. Radin also served as the Chairman of the Board of Directors from August 1988 to October 1996. From 1986 to 1988, Dr. Radin was the sole proprietor of L-Tel Laboratories, a developer of digital fax telephone devices. From 1981 to 1986, Dr. Radin served in various positions, most recently as the Director of Software and Manager of Research with Time & Space Processing, Inc., a software developer of telecommunications products for the defense industry. Prior to that Dr. Radin served as a software services consultant for The Systems Group, an engineering consulting firm from 1976 to 1981.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission (the "SEC") thereunder require the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, and on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the fiscal year ended December 31, 1999, all of the Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with except that three Form 4s, covering an aggregate of three transactions, were filed late by Michael Crandell, Edward R. Prince III and former director Chung Chui.


ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth the compensation earned in each of the three years in the period ended December 31, 1999 by the Chief Executive Officer, the former Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (collectively the "Named Executive Officers"), during the year ended December 31, 1999:

                                                 Annual
                                              Compensation
                                         ------------------------
                                                                     Securities
                                                                     Underlying
Name and Principal Position       Year    Salary ($)    Bonus ($)    Options(#)
-------------------------------   ----    ----------    ---------    ----------
Edward R. Prince, III.........
 former Chief Executive Officer,  1999     $223,269      $40,000       275,000
 Chairman of the Board            1998      180,000            -             -
 and President                    1997      140,000            -       175,000

Ron Brown.....................    1999      160,000       90,000       165,000
 President(1)                     1998       57,230            -        85,000

Michael M. Crandell...........    1999      159,230       25,000       150,000
 Executive Vice President         1998      140,000            -             -
 and Chief Technology Officer     1997      110,000            -             -

Gary P. Kapner................    1999      158,654            -        60,000
 Vice President of U.S.           1998      125,000       15,000             -
 Sales                            1997       89,840       20,000       100,000

Lon B. Radin..................    1999      159,423            -       100,000
 former Vice President of         1998      145,000            -             -
 Engineering                      1997      125,000            -        75,000


-------------------------------

(1)  Mr. Brown was elected President of the Company on January 11, 2000.

Option Grants in Last Fiscal Year

The following options were granted to the Named Executive Officers during the year ended December 31, 1999.


                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                      Potential Realizable Value At
                                                                      Assumed Annual Rates of Stock
                                                                      Price Appreciation For Option
                            Individual Grants                                     Term
                    ------------------------------------------------- -----------------------------
                                    Percent Of
                       Number Of      Total
                      Securities    Options/
                      Underlying  SARs Granted   Exercise Of
                      Option/SARs To Employees   Base Price  Expiration
         Name         Granted (#) In Fiscal Year   ($/Sh)       Date       5% ($)      10% ($)
         ----         ----------  --------------   ------       ----       ------      ------
Edward R. Prince, III   125,000      5.9%           11.8125    08/17/09    928,602    2,353,260
                        150,000      7.1%            2.9375    01/08/09    277,107      702,243

Ron Brown............   125,000      5.9%           11.8125    08/17/09    928,602    2,353,260
                         40,000      1.9%           18.7500    04/19/09    471,670    1,195,306

Michael Crandell.....    50,000      2.4%           11.8125    08/07/09    371,441      941,304
                        100,000      4.7%            2.9375    01/08/09    184,734      468,162

Gary P. Kapner.......    60,000      2.8%            2.9375    01/08/09    110,843      280,897

Lon B. Radin.........   100,000      4.7%            2.9375    01/08/09    184,738      468,162


Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values.

(1) The following table provides certain information concerning the exercise of options, the number of options held and their fiscal year-end value.

                 AGGREGATED OPTION GRANTS IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES


                         Shares        Value      Number of Securities      Value of Unexercised
                       Acquired On   Realized    Underlying Unexercised         In-the-Money
                       Exercise (#)     ($)        Options at FY-End(#)    Options at FY-End($)(1)
                       -----------   --------   ------------------------- -------------------------
   Name                                         Exercisable Unexercisable Exercisable Unexercisable
--------------------                            ----------- ------------- ----------- -------------
Edward R. Prince, III..   79,166      885,670      94,415      376,419       $198,845    $583,329

Ron Brown..............        -            -      28,333      221,667        126,614     253,233

Michael Crandell.......  152,813    3,034,857      26,343      157,344        182,262     531,692

Gary P. Kapner.........    3,000       35,025      66,290       75,710        233,694     227,885

Lon B. Radin...........        -            -     150,727      124,273        701,512     398,498


(1) Calculated by determining the difference between the closing price of the Company's Common Stock on the Nasdaq National Market at year-end ($7.2188) and the exercise price of the in-the-money options. Such numbers do not reflect amounts actually realized upon sale of the shares by such officers.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Please see "Certain Transactions With Management" below for information regarding reportable transactions between the Company and members of the Compensation Committee. During the year ended December 31, 1999, Messrs. Akin, Bech, Sisto, and former director Edward R. Prince, Jr. served as the Compensation Committee of the Company's Board of Directors. During the year ended December 31, 1999, no interlocking relationship existed between any member of the Company's Compensation Committee and any other member of the Company's Board of Directors. Mr. Edward R. Prince, Jr. is the father of Edward R. Prince, III, the Company's former Chairman of the Board and Chief Executive Officer.

BOARD COMPENSATION

Each non-employee director of the Company receives an annual retainer of $4,000 plus a per meeting fee of $1,000 (plus $500 for each special meeting or committee meeting attended). In the fiscal year ended December 31, 1999, such fees totaled $60,000. The directors are also reimbursed for their expenses in attending out-of-town meetings. Officers are appointed by and serve at the discretion of the Board of Directors. There were no family relationships between directors and executive officers of the Company except that former director Mr. Edward R. Prince, Jr., is the father of former director Edward R. Prince, III. Each non-employee director is automatically granted an initial option on the date on which such person first becomes a director to purchase 20,000 shares of the Company's Common Stock (an "Initial Grant") and thereafter an annual grant to purchase 5,000 shares of the Company's Common Stock on the date of the annual meeting of the stockholders each year thereafter (an "Annual Grant") pursuant to the terms of the Company's 1997 Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, all non-employee directors were granted an option to purchase 5,000 shares on May 13, 1999 at an exercise price of $20.125. The Annual Grants will vest in full on the four year anniversary of the date of grant. Each option will expire ten years from the date of grant unless terminated sooner pursuant to the provisions of the Directors' Plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

On March 1, 2000, the Company entered into a termination agreement with Edward
R. Prince, III, the former President, Chief Executive Officer and Chairman of the Board, as the Company redirected its focus to the e-commerce portion of its business. The Agreement provides for severance payments of $18,750 per month for a period of one year beginning on January 10, 2000 and ending on January 10, 2001 and continued health insurance during that period. The Agreement also accelerated Mr. Prince's outstanding options by one year, or a total of 82,084. In return, Mr. Prince and the Company agreed to mutually indemnify the other party for any claims of action.

On January 25, 2000, the Company entered into change of control agreements with certain of its executive officers. The agreement provides for the acceleration of any unvested options in the event that the executive is terminated without cause or voluntarily terminates his employment with the Company for good reason within twelve months after a change of control event. In return each of the executives agrees to refrain from soliciting any employee, consultant or independent contractor of the Company to terminate their relationship with the Company for one year following the executive's separation date. The agreement also provides for certain releases by the executives and arbitration of disputes.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of April 28, 2000 (except as noted in the footnotes) certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table the persons and entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                      Shares of Common Stock
                                                       Beneficially Owned(1)
                                                     ------------------------
                                                                   Percentage
            Name of Beneficial Owner                   Number       Ownership
            ------------------------                 -----------   ----------
Thomas B. Akin (2)                                      194,208       1.47%
Steven J. Carnevale (3)                                 164,125       1.24%
Albert E. Sisto (4)                                      10,000         *
Douglas Y. Bech (5)                                     105,492         *
Lon B. Radin                                            200,166       1.52%
Ron Brown (6)                                            50,624         *
Michael Crandell(7)                                     219,707       1.58%
Gary P. Kapner (8)                                       77,749         *
Citadel Investment Group, L.L.C.  (9)                 1,009,640       Note(9)


All directors and executive officers as a group,
(12 persons) (11)                                     1,113,934       8.45%
*     Less than 1%.


  (1) Except as otherwise indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.
  (2) Includes 23,649 shares jointly with his wife, Karen Akin; and 83,720 shares of Common Stock held by his minor children. Includes options and warrants to purchase an aggregate of 58,472 shares of Common Stock exercisable within sixty days of April 28, 2000.
  (3) Includes options and warrants to purchase an aggregate of 164,125 shares of Common Stock exercisable within sixty days of April 28, 2000
  (4) Includes options to purchase 10,000 shares of Common Stock exercisable within sixty days of April 28, 2000.
  (5) Includes options to purchase 25,000 shares of Common Stock exercisable within sixty days of April 28, 2000.

  (6) Includes options to purchase 50,624 shares of Common Stock exercisable within sixty days of April 28, 2000.

  (7) Includes options to purchase 74,206 shares of Common Stock exercisable within sixty days of April 28, 2000.

  (8) Includes options to purchase 77,749 shares of Common Stock exercisable within sixty days of April 28, 2000.

  (9) Citidel Investment Group, L.L.C. is part of a group having shared voting and dispositive power of 1,500 shares of the Company's Series B Preferred Stock (the "Series B Preferred"). The shares of Series B Preferred are owned by two members of the group: Fisher Capital Ltd. which owns 975 shares and Wingate Capital Ltd. which owns 525 shares of the Series B Preferred. The conversion rate of the Series B Preferred into shares of Common Stock will be determined based on the average closing bid price for the Common Stock on the twenty consecutive days on which the Common Stock trades, beginning on April 7, 2000, provided that, the maximum average price for the Common Stock in determining the conversation rate may not exceed $8.50 per share (the "Market Price"). As of the date of this filing, the Market Price has not been determined. Each share of Series B Preferred Stock is convertible into the number of shares of Common Stock equal to: (a) $13,223 plus ($10,723 x 8% x (the number of days since April 7, 2000/365)), divided by the Market Price. Notwithstanding the preceding, neither Wingate Capital Ltd. nor Fisher Capital Ltd. is permitted to convert the Series B Preferred into shares of Common Stock if after giving effect to the conversion it (together with its affiliates) (i) would beneficially own 10.00% or more of the outstanding Common Stock following the conversion or (ii) would have acquired, through conversion of the Series B Preferred or otherwise, in excess of 10.00% of the outstanding shares of Common Stock following the conversion during the 60-day period ending on and including the conversion date. At present, it is probable that the Series B Preferred will be convertible into substantially in excess of 10% of the Common Stock. For example only, assuming that the Market Price is equal to the closing bid price of the Company's Common Stock on April 28, 2000, each share of the Preferred Stock would be convertible into 6,246 shares of Common Stock or a total 9,368,721 shares (a beneficial ownership of 41.5% of all of the Common Stock).


ITEM 13.     CERTAIN TRANSACTIONS WITH MANAGEMENT

In connection with the Crandell Acquisition in July 1996, the Company acquired substantially all of the assets of the Crandell Group in exchange for a cash payment of $250,000, a non-interest bearing secured promissory note of the Company in the amount of $250,000 which was repaid in July 1997 and an agreement to make certain ongoing royalty payments to the Crandell Group. In addition, the Company entered into employment agreements with Michael Crandell and Larry Crandell, the principals of the Crandell Group. The Company also issued options to purchase an aggregate of 280,000 shares of the Company's Common Stock to certain former employees of the Crandell Group who were hired by the Company, including 187,500 shares to Michael Crandell and 62,500 shares to Larry Crandell, at an exercise price of $0.30 per share (the estimated fair market value of the Company's Common Stock at the grant date), subject to vesting over 4 year periods (except for a 2 year vesting period as to Larry Crandell). Pursuant to an amendment agreement dated December 1996, (the "Amendment Agreement") the Company's obligation to make certain ongoing royalty payments terminated upon the Company's initial public offering, in exchange for a single lump sum payment. Pursuant to the Amendment Agreement, the Company also issued warrants, exercisable at $1.75 per share (the estimated fair market value of the Company's Common Stock at the grant date), to Michael Crandell and to Larry Crandell to purchase 75,000 shares and 25,000 shares of the Company's Common Stock, respectively. Such warrants were exercisable upon the effectiveness of the Company's initial public offering. Michael Crandell is the Company's Vice President of Software.

The Company has entered into indemnification agreements with each of its directors and executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by Delaware law.

The Company acquired DocuMagix, Inc. through a merger which was accounted for as a pooling of interests in December 1997. As part of the transaction, the principal DocuMagix stockholders requested representation on the eFax.com Board of Directors until the 900,000 shares of eFax.com Common Stock issued to the DocuMagix stockholders in the merger were registered with the Securities and Exchange Commission, which occurred in the third quarter of 1998. Albert E. Sisto, previously the Chairman and Chief Executive Officer of DocuMagix, Inc., was appointed to the Company's Board of Directors in February 1998, pursuant to this Agreement. This arrangement no longer applies subsequent to the 1998 registration, however Mr. Sisto has been nominated for the Board for the forthcoming election at the May 11, 2000 Annual Meeting of Stockholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Menlo Park, State of California on the 1st day of May, 2000.

                                                      EFAX.COM

                                     By:      /s/  RONALD P. BROWN
                                          -----------------------------------
                                                   Ronald P. Brown,
                                                      President