Form 10-Q
period 2000-04-01
EFAX COM INC
filed 2000-05-16
CIK 872901

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 1, 2000.

     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to                 .
                                    --------------   ----------------

     Commission File Number  0-22561




                                   EFAX.COM

           (Exact name of Registrant as specified in its charter)




                Delaware                               77-0182451
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)




             1378 Willow Road, Menlo Park, California    94025
              (Address of principal executive offices)(Zip Code)



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



As of May 12, 2000 there were 13,191,359 shares of common stock, $.01 par value, outstanding.

                          EFAX.COM AND SUBSIDIARIES
                                   INDEX TO
                            REPORT ON FORM 10-Q
                       FOR QUARTER ENDED APRIL 1, 2000




                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets - March 31,
            2000 and December 31, 1999.................................  3

          Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2000 and 1999.................  4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999.................  5

          Notes to Condensed Consolidated Financial Statements.........  6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................... 10


Item 3.   Quantitative and Qualitative Disclosures About Market Risk... 24


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities........................................ 25

Item 6.   Exhibits and Reports on Form 8-K............................. 25

          Signature.................................................... 26


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                EFAX.COM AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)


                                                   March 31,      December 31,
                                                     2000           1999 (1)
                                                  ----------      ------------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                       $    1,601        $    1,752
  Short-term investments                                   -             2,988
  Accounts receivable, net                             2,180             2,414
  Inventories                                            671             1,698
  Prepaid expenses                                       342               507
                                                  ----------        ----------
     Total current assets                              4,794             9,359

Property, net                                          2,295             2,253
Other assets                                           3,831             3,896
                                                  ----------        ----------
Total assets                                      $   10,920        $   15,508
                                                  ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $    4,076        $    4,404
  Accrued liabilities                                  2,836             2,044
  Restructuring reserve                                  470               605
  Current deferred revenue                               659               360
                                                  ----------        ----------
    Total current liabilities                          8,041             7,413

Deferred revenue                                          25                25

Stockholders' equity:

  Series A convertible preferred stock, $0.01
    par value; 5,000,000 shares authorized,
    shares outstanding: 1,500 in 2000 and 1999         7,467             7,467
  Common stock, $0.01 par value; 35,000,000
    shares authorized, shares outstanding:
    13,186,775 in 2000 and 13,012,130 in 1999            132               130
  Additional paid-in capital                          48,795            48,342
  Warrants                                             7,098             7,098
  Accumulated other comprehensive income                   -                (7)
  Accumulated deficit                                (60,638)          (54,960)
                                                  ----------        ----------
Total stockholders' equity                             2,854             8,070
                                                  ----------        ----------
Total liabilities and stockholders' equity        $   10,920        $   15,508
                                                  ==========        ==========


(1) Derived from the December 31, 1999 audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

See notes to condensed consolidated financial statements.

                          EFAX.COM AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (in thousands, except per share amounts)



                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------
Revenues:
  Product                                         $    3,294      $    6,196
  Software and technology license fees                 1,099           1,148
    Development fees                                       -             426
  eFax services                                        1,119               -
                                                  ----------      ----------
      Total revenues                                   5,512           7,770
                                                  ----------      ----------
Costs and expenses:
  Cost of product revenues                             2,458           4,304
  Cost of software and technology license fees           114             164
  Cost of eFax services                                1,271             213
  Research and development                             1,368           1,655
  Selling and marketing                                3,796           1,957
  General and administrative                           1,876             791
                                                  ----------      ----------
    Total costs and expenses                          10,883           9,084
                                                  ----------      ----------
Loss from operations                                  (5,371)         (1,314)
                                                  ----------      ----------
Other income (expense):
  Interest income                                         63              53
  Other expense                                          (61)            (16)
                                                  ----------      ----------
    Total other income, net                                2              37
                                                  ----------      ----------
Loss before income taxes                              (5,369)         (1,277)

Provision for income taxes                                10              15
                                                  ----------      ----------

Net loss                                              (5,379)         (1,292)

Series A Convertible Preferred stock dividends          (299)              -
                                                  ----------      ----------
Net loss applicable to common stockholders        $   (5,678)     $   (1,292)
                                                  ==========      ==========


Net loss per share:
  Basic                                           $    (0.43)     $    (0.11)
                                                  ==========      ==========
  Diluted                                         $    (0.43)     $    (0.11)
                                                  ==========      ==========


Shares used in computing net loss per share:
  Basic                                               13,101          12,009
                                                  ==========      ==========
  Diluted                                             13,101          12,009
                                                  ==========      ==========


For presentation purposes, the periods ended April 1, 2000 and April 3, 1999 are referred to above as ending on March 31, 2000 and 1999, respectively.

                          EFAX.COM AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                               (in thousands)


                                                      Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                      2000           1999
                                                  ------------   ------------

Cash flows from operating activities:
  Net loss                                         $   (5,379)    $   (1,292)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                         393            195
    Loss on disposal of assets                             30              -
    Issuance of Common Stock for services                   -            208
    Common Stock options - severance                      225              -
    Changes in assets and liabilities:
    Trade receivables                                     234           (503)
    Inventories                                         1,027            511
    Prepaid expenses                                      165             47
    Accounts payable                                     (328)         1,171
    Deferred revenue                                      299              -
    Accrued liabilities                                   493           (224)
    Restructuring reserve                                (135)             -
                                                   ----------     ----------
      Net cash provided by (used for) operating
        Activities                                     (2,976)           113
                                                   ----------     ----------
Cash flows from investing activities:
  Sale of short-term investments                        2,981          1,750
  Purchase of property                                   (314)          (314)
  Proceeds from sale of property                           17              -
 (Increase) decrease in other assets                      (89)          (103)
                                                   ----------     ----------
      Net cash provided by investing activities         2,595          1,333
                                                   ----------     ----------
Cash flows from financing activities:
  Proceeds from sale of Common Stock                      230            181
                                                   ----------     ----------
      Net cash provided by financing activities           230            181
                                                   ----------     ----------
Increase (decrease) in cash and cash equivalents         (151)         1,627
Cash and cash equivalents, beginning of period          1,752          1,305
                                                   ----------     ----------
Cash and cash equivalents, end of period           $    1,601     $    2,932
                                                   ==========     ==========

Supplemental cash flow information:
  Taxes paid - foreign withholding                 $       10     $        -
                                                   ==========     ==========

Supplemental noncash investing and financial
  information:
  Issuance of Common Stock options - severance     $      225     $        -
                                                   ==========     ==========
  Issuance of Common Stock for services            $        -     $      208
                                                   ==========     ==========
  Cumulative dividends on Series A Convertible
    Preferred Stock                                $      299     $        -
                                                   ==========     ==========


See notes to condensed consolidated financial statements.

                           EFAX.COM AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.     Basis of Presentation
       ---------------------

Interim Financial Information
-----------------------------

     The accompanying condensed consolidated financial statements of eFax.com(tm) and its wholly-owned subsidiaries ("eFax" or the "Company") as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's net loss of $5.4 million for the three months ended March 31, 2000 and its negative working capital position of $3.2 million at March 31, 2000 raise substantial doubt regarding the Company's ability to continue as a going concern. In the three months ended March 31, 2000, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient enough to support operations until such time, if any, that the Company's revenues from fee generating Internet-based services gain substantial market acceptance. The Company has completed discussions with JFAX.COM to finance the Company through an interim loan agreement of $5.0 million while the two parties continue merger discussions pursuant to a letter of intent to merge the Company with JFAX.COM; however, no assurance can be given that these discussions and negotiations will culminate in the contemplated merger.
In the event that the Merger is not consummated, the Company will need to Obtain additional financing to repay the loan from JFAX.COM and to finance continuing operating losses. In such event, there can be no assurance that the Company will be successful in obtaining additional financing and that would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. Management believes that these actions will allow the Company to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     This financial data should be read in conjunction with the audited financial statements and notes thereto included in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior quarter amounts have been reclassified to conform to the current quarter presentation for cost of licenses and services as well as selling and marketing expenses.

Fiscal Period End
-----------------

     The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week periods ended April 1, 2000 and April 3, 1999 as the three months ended March 31, 2000 and 1999, respectively.
Per Share Information

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

                           EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


2.   Inventories
     -----------

     Inventories consist of the following (in thousands):

                                                    March 31,    December 31,
                                                      2000           1999
                                                  ------------   ------------
     Materials and supplies                        $      410     $      305
     Work-in-process                                        -            624
     Finished goods                                       261            769
                                                   ----------     ----------
       Total                                       $      671     $    1,698
                                                   ==========     ==========

3.   Accrued Liabilities
     -------------------

     Accrued liabilities consist of (in thousands):

                                                    March 31,    December 31,
                                                       2000          1999
                                                  ------------   ------------
Compensation and related benefits                  $      993     $      684
Accrued Series A Convertible Preferred
  Stock dividends                                       1,068            769
Product warranty                                           56             59
Royalties                                                  49             42
Other                                                     670            490
                                                   ----------     ----------
Total                                              $    2,836     $    2,044
                                                   ==========     ==========

4.   Comprehensive Income
     --------------------

     Effective January 1, 1998, eFax.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended March 31, 2000 the eFax.com's comprehensive loss was $5,372,000 as compared to a net loss of $5,379,000. For the three months ended March 31, 1999, there were no differences between eFax.com's comprehensive loss and net loss.


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

                           EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 (Unaudited)


6.   Effect Of Changes In Accounting Principles
     ------------------------------------------

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


7.   Discontinued Product Lines and Related Restructuring Charges
     ------------------------------------------------------------

     During January 2000, the Company restructured its operations to focus on the Internet communications services which it introduced in February 1999 by discontinuing efforts on the development and marketing of branded and licensed products and software solutions for the "multifunction product ("MFP") market". In connection with the Company's announced decision to exit from the manufacturing of MFP products, the Company recognized in the fourth quarter of 1999 a $1.1 million write-down of inventory to reflect anticipated net realizable values of the inventory on hand. Also in connection with the Company's decision to exit from manufacturing MFP products, the Company recognized in the fourth quarter of 1999 an $872,000 restructuring charge for the write-down of capital equipment, intellectual property and leasehold improvements, excess facilities accruals and severance costs. As a result, the Company substantially reduced its manufacturing work force and downsized its hardware manufacturing operations. The discontinuation and restructuring was substantially completed in the first quarter of 2000, during which an additional charge of $450,000 was recognized for certain executive severance costs incurred in January 2000. The Company recorded total charges of $ 1.9 million as follows:

                                          Total
                                      Restructuring               Balance at
                                          Charge      Utilized  March 31, 2000
(in thousands)                        -------------   --------  --------------

Write-down of inventory                 $    826       $   826       $     -
Reserve for estimated cost of
   purchase commitments                      234             -           234
                                         -------       -------       -------
     Subtotal                              1,060           826           234
                                         -------       -------       -------
Write-down of machinery and equipment        312           312             -
Reserve for estimated lease costs            171             -           171
Reserve for estimated severance costs        169           157            12
Write-down of acquired technology            167           167             -
Reserve for estimated post-warranty
  technical support costs                     53             -            53
                                         -------       -------       -------
     Subtotal                                872           636           236
                                         -------       -------       -------
                                         $ 1,932       $ 1,462       $   470
                                         =======       =======       =======

     Included in the fourth quarter 1999 write-downs are charges $312,000 related to the net loss on disposal of machinery and equipment and leasehold improvements which was written down to fair market value in accordance with SFAS No. 121, "Accounting for Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed Of."

     The Company anticipates substantially all accrued severance and benefits will be paid within one year.


8.   Subsequent Events
     -----------------

     On April 5, 2000, the Company entered into a letter of intent and a loan commitment letter with JFAX.COM, Inc., a unified Internet communications company, which was filed with the Company's Current Report on Form 8-K filed on April 6, 2000 in which:

   o The Company and JFAX.COM established the principal terms for a potential merger of the Company and JFAX.COM.

   o JFAX.COM agreed to lend the Company $5 million. The loan will have an interest rate of 13% and a maturity date of August 31, 2000, subject to adjustment which could increase the maturity date by up to 60 days. On May 5, 2000, the Company received the first in a series of advances under that agreement totalling $750,000.

   o The Company agreed to grant to JFAX.COM a warrant to acquire 250,000 shares of the Company's common stock. The warrant will have a term of two years and will be exercisable at the market price of the Company's common stock on the date of grant, but the exercise price will reset to $1.00 per share if the proposed merger of the Company and JFAX.COM does not occur. The warrant was granted on April 5, 2000 at a price of $4.4375.

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

Prior to the execution of a definitive purchase agreement, neither the Company nor JFAX.COM is required to complete the merger. In the merger, approximately 18.5 million shares of JFAX.COM common stock will be issued to the current holders of the Company's common and preferred stock. The number of shares of JFAX.COM common stock to be received will be subject to downward adjustment based on the amount borrowed under the loan and from JFAX.COM. JFAX.COM would be the surviving corporation in the merger. On April 5, 2000, the Company and the current holders of all of its shares of Series A Convertible Preferred Stock entered into an exchange agreement under which the holders agreed to exchange all of their outstanding shares of Series A Convertible Preferred Stock for a new Series B Convertible Preferred Stock. The Series B shares have a stated value which reflects the 25% premium that the holders would have had the right, under the Series A Convertible Preferred Stock, to receive in cash at the time of the Company's merger with JFAX.COM. The Company has the right to require the Series B stockholders to accept JFAX.COM common stock at the closing of the merger in return for any shares of Series B Convertible Preferred Stock which they then own. The Series B Convertible Preferred Stock will be convertible into shares of the Company's common stock based on the average closing bid price of the Company's common stock for the 20 trading days beginning on April 7, 2000 and ending on May 5, 2000. The average closing bid price of the Company's common stock for this period was $2.31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

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

     eFax.com is a leading provider of Internet communications services. eFax.com currently provides its free and fee-based Internet communications services to more than 2.0 million users. In February 1999, eFax.com launched its Internet communications services, which incorporate fax-to-email, voicemail and voice-to-email capabilities. Prior to developing this market, eFax.com had developed and marketed branded and licensed products and software solutions for the multifunction product ("MFP") market, which consisted of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. In addition, eFax.com has licensed its embedded systems technology and software to a number of manufacturers of multi-function products. On January 10, 2000, we announced that we will focus exclusively on expanding our position as a leading provider of enhanced Internet communications services and solutions and that we will discontinue manufacturing and sales of multifunction products.

     eFax.com's revenues are derived from four sources: (i) product revenues consisting of sales of JetFax branded MFPs, original equipment manufacturer ("OEM") branded MFPs, consumables and upgrades; (ii) software and technology license fees related to both the Company's embedded system technology for MFPs and desktop software; (iii) development fees for the customization and integration of eFax.com's embedded system technology and desktop software in OEM products; and (iv) eFax( Service revenues derived from the Company's internet-based services introduced during the quarter ended June 30, 1999. Historically, product revenues have accounted for the majority of eFax.com's total revenues. For the three months ended March 31, 2000, product revenues, software and technology licenses fees, development fees and eFax services revenues as a percentage of total revenues were 59.8%, 19.9%, 0%, and 20.3%, respectively, as compared to 79.7%, 14.8%, 5.5%, and 0% for the prior year.

     Overall product revenues for the three months ended March 31, 2000 declined from the prior year as a result of the Company's transition to an internet-based business model. Shipments of the new OEM platform MFP began in the fourth quarter of 1999. In January 2000, the Company announced its decision to discontinue manufacturing its MFP products. We completed the final OEM shipments during the first quarter of 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


Recent Developments
-------------------

     On April 5, 2000, the Company entered into a letter of intent and a loan commitment letter with JFAX.COM, Inc., a unified Internet communications company, which was filed with the Company's Current Report on Form 8-K filed on April 6, 2000 in which:

   o The Company and JFAX.COM established the principal terms for a potential merger of the Company and JFAX.COM.

   o JFAX.COM agreed to lend the Company $5 million. The loan will have an interest rate of 13% and a maturity date of August 31, 2000, subject to adjustment which could increase the maturity date by up to 60 days. On May 5, 2000, the Company received the first in a series of advances under that agreement totalling $750,000.

   o The Company agreed to grant to JFAX.COM a warrant to acquire 250,000 shares of the Company's common stock. The warrant will have a term of two years and will be exercisable at the market price of the Company's common stock on the date of grant, but the exercise price will reset to $1.00 per share if the proposed merger of the Company and JFAX.COM does not occur. The warrant was granted on April 5, 2000 at a price of $4.4375.

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

     Prior to the execution of a definitive purchase agreement, neither the Company nor JFAX.COM is required to complete the merger. In the merger, approximately 18.5 million shares of JFAX.COM common stock will be issued to the current holders of the Company's common and preferred stock. The number of shares of JFAX.COM common stock to be received will be subject to downward adjustment based on the amount borrowed under the loan and from JFAX.COM. JFAX.COM would be the surviving corporation in the merger. On April 5, 2000, the Company and the current holders of all of its shares of Series A Convertible Preferred Stock entered into an exchange agreement under which the holders agreed to exchange all of their outstanding shares of Series A Convertible Preferred Stock for a new Series B Convertible Preferred Stock. The Series B shares have a stated value which reflects the 25% premium that the holders would have had the right, under the Series A Convertible Preferred Stock, to receive in cash at the time of the Company's merger with JFAX.COM. The Company has the right to require the Series B stockholders to accept JFAX.COM common stock at the closing of the merger in return for any shares of Series B Convertible Preferred Stock which they then own. The Series B Convertible Preferred Stock will be convertible into shares of the Company's common stock based on the average closing bid price of the Company's common stock for the 20 trading days beginning on April 7, 2000 and ending on May 5, 2000. The average closing bid price of the Company's common stock for this period was $2.31.


Results of Operations
---------------------

     The following table sets forth, as a percentage of total revenues, certain items in eFax.com's statements of operations for the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


                                                     Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2000          1999
                                                   -----------  -----------
Revenues:
  Product                                              59.8%        79.7%
  Software and technology license fees                 19.9         14.8
  Development fees                                        -          5.5
  eFax services                                        20.3            -
                                                     ------       ------
    Total revenues                                    100.0        100.0
                                                     ------       ------
Costs and expenses:
  Cost of product revenues                             44.5         55.4
  Cost of software and technology license fees          2.1          2.1
  Cost of eFax services                                23.1          2.7
  Research and development                             24.8         21.3
  Selling and marketing                                68.9         25.2
  General and administrative                           34.0         10.2
                                                     ------       ------
    Total costs and expenses                          197.4        116.9
                                                     ------       ------
Loss from operations                                  (97.4)       (16.9)
Other income, net                                         -          0.5
                                                     ------       ------
Loss before income taxes                              (97.4)       (16.4)
Provision for income taxes                              0.2          0.2
                                                     ------       ------
Net loss                                              (97.6)%      (16.6)%
                                                     ======       ======



Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999


     Revenues.  Total revenues decreased 29% to $5.5 million from $7.8 million
     --------
for the three months ended March 31, 2000 and 1999, respectively. The decline resulted primarily from a decline in product revenues as the Company transitioned to an internet-based business model.

     Product revenues decreased 47% to $3.3 million from $6.2 million for the three months ended March 31, 2000 and 1999, respectively, a reflection of the factors related to the discontinuation of the Company's JetFax branded products. Revenue from shipments of MFPs for the three months ended March 31, 2000 declined 69% from the similar period in the preceding year, as final domestic and international units of the JetFax branded Series M900 product were sold. Product revenues also reflected the continued erosion in average selling prices, driven by the level of OEM business, product discontinuation and general market pressures. Average selling prices for the three months ended March 31, 2000 declined 17% from the similar period in the prior year. Unit sales for the three months ended March 31, 2000 also decreased, down 64% from the similar period in the prior year. As a result, hardware product revenues declined for the three months ended March 31, 2000 as the move to a new business model was implemented. During the first quarter of 2000, we shipped our remaining MFP product inventory to our OEM customer and do not intend to sell any MFP products in the future. Consumable revenues increased 1.3% for the three months ended March 31, 2000 versus the similar period in the prior year. We anticipate that we will continue to sell consumables to our installed base of hardware customers. However, as this base will not continue to grow, we expect consumable revenues will begin to decline over the next several quarters.

     Software and technology licensing fees declined 4% to $1.1 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. Royalty fees from sales of the Hewlett-Packard 3100 decreased by 7% from the prior year. In January 2000, Hewlett-Packard released the follow-on product to the 3100, the 3150. We anticipate that we will continue to receive royalties over the life of this product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


     Development fees declined 100% to none from $426,000 for the three months ended March 31, 2000 and 1999, respectively, reflecting the completion of current projects and conversion of development fees to per unit royalties. Currently, we have no plans for new development projects and as a result do not anticipate future development fees.

     eFax Services revenue totaled $1.1 million for the three months ended March 31, 2000 as compared to none in the first quarter of 1999 and reflects the Company's transition to an internet-based business model. eFax Services revenue consisted primarily of recurring monthly subscription fees, signup fees, usage-based charges and revenues from advertising activities. eFax premium service revenues began in June 1999.

     International revenues accounted for 7% and 16% of total revenues for the three months ended March 31, 2000 and 1999, respectively. All of the development fees and software and technology license revenues, and most of the product revenues, have been denominated and collected in United States dollars. Historically, international revenues were derived primarily from product sales and consumables. International revenues are likely to decline in the near term due to the discontinuation of hardware production. The Company has not hedged the foreign currency exposure related to product sales denominated in foreign currencies as the impact has not been significant.

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

     Two customers, Konica Business Technologies and Hewlett-Packard, accounted for $1.4 million (25%) and $914,000 (17%) of total revenues for the current quarter, respectively. Two customers, Hewlett-Packard and IKON Office Solutions, accounted for $1.2 million (16%) and $1.0 million (14%), respectively, of total revenues for the quarter ended March 31, 1999

     Cost of Product Revenues.  Cost of product revenues consists primarily of
     ------------------------
purchased materials; direct production labor and supervision for assembly and testing; subcontracted manufacturing, mainly for printed circuit boards; indirect labor for inventory management, shipping and receiving, purchasing, manufacturing engineering, document control and operations management; and related facility and support costs. Cost of product revenues may vary as a percentage of total revenues in the future as a result primarily the cost of consumables.

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

     Cost of product revenues decreased 43% to $2.5 million from $4.3 million for the three months ended March 31, 2000 and 1999, respectively. Product gross margin was 25%, down from 31% for the similar period in the prior year. The decrease was attributable to volume and average selling price declines.

     Cost of Software and Technology License Fees Revenues. Cost of software and technology license fees revenues consists primarily of royalties paid for licensed technology included in the Company's products and amortization of purchased technology. Cost of software and technology license fees revenues decreased 30% to $114,000 from $164,000. The decrease in royalty revenues for the three months ended March 31, 2000 generated a corresponding decrease in royalties payable for certain technology licensed from others for the same period.

     Cost of eFax Services.   Direct costs of providing the eFax Services
     ---------------------
totaled $1.3 million for the three months ended March 31, 2000 as compared to $213,000 in the similar period in the prior year. Planned expansion in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


support of the business growth included service delivery costs such as telephony charges, depreciation on capital equipment, operations personnel as well as all technical and customer support related expenses.

     Research and Development.  Research and development expenses declined 17%
     ------------------------
to $1.4 million from $1.7 million for the three months ended March 31, 2000 and 1999, respectively, resulting from lower software development charges in support of the new eFax Service, reduced outside development services and a decrease in prototype and tooling charges in support of the OEM MFP platform.

     Selling and Marketing.    Selling and marketing expenses increased 94% to
     ---------------------
$3.8 million from $2.0 million for the three months ended March 31, 2000 and 1999, respectively. Increased promotional activity in support of the new eFax Service accounted for substantially all of the increase, more than offsetting the elimination of external marketing efforts related to the branded hardware business. Selling and marketing expenses included approximately $2.0 million in expenses associated with advertising for the three months ended March 31, 2000 as compared to $574,000 million for the similar period in 1999. Selling and marketing expenses are expected to decline from the current level on a dollar basis in the second and third quarters of 2000 but remain important to the Company's continued development.

     General and Administrative.   General and administrative expenses rose
     --------------------------
137% to $1.9 million from $791,000 for the three months ended March 31, 2000 and 1999, respectively. The increase primarily resulted from $450,000 of severance charges related to changes in executive management in the first quarter. The increase in general and administrative expenses in 2000 also resulted from the amortization of trademarks, legal expenses, consultant expenses, and, to a lesser degree, hiring and compensation expenses were responsible for this increase.

     Interest and Other Income, Net.  Interest and other income, net, decreased
     ------------------------------
to $2,000 from $37,000 for the three months ended March 31, 2000 and 1999, respectively, reflecting primarily a decrease in interest income from interest-bearing investments.

     Provision for Income Tax.     Due to eFax.com's net losses, there were no
     ------------------------
provisions for federal or state income taxes for three months ended March 31, 1999 and 1998, respectively. Income tax provisions of $10,000 and $15,000, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.


Recent Accounting Pronouncements
--------------------------------

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. The Company has elected early adoption of SAB 101 and is in compliance with SAB 101 revenue recognition requirements.


Liquidity and Capital Resources
-------------------------------

     In the three months ended March 31, 2000, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient enough to support operations until such time, if any, that the Company's revenues from technology licensing agreements and fee generating Internet-based services gain substantial market acceptance. Historically, eFax.com has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and sales of common stock. The total amount of equity raised through March 31, 2000 was approximately $70 million through a series of private financing rounds at both eFax.com and DocuMagix, and sales of common and preferred stock. The Company has completed discussions with JFAX.COM to finance the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)



Company through an interim loan agreement of $5.0 million while the two parties continue merger discussion pursuant to a letter of intent to merge the Company with JFAX.COM; however, no assurance can be given that these discussions and negotiations will culminate in the contemplated merger. On May 5, 2000 the Company received $750,000 pursuant to the terms of the loan agreement. In the event that the Merger is not consummated, the Company will need to obtain additional financing to repay the loan from JFAX.COM and to finance continuing operating losses. In such event, there can be no assurance that the Company will be successful in obtaining additional financing and that would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. See Notes 1 and 8 to the Condensed Consolidated Financial Statements.

     Cash, cash equivalents and short-term investments decreased to $1.6 million at March 31, 2000 from $4.7 million at December 31, 1999. Net cash used for operating activities was $3.0 million for the three months ended March 31, 2000, resulting primarily from the Company's net loss of $5.4 million partially offset by noncash charges of $648,000. In addition, inventories decreased to $671,000 from $1.7 million at March 31, 2000 and 1999, respectively, a result of reduced stocking levels related to the discontinuance of the Company's MFP product line and an associated write-down of $1.0 million. Accounts receivable decreased to $2.2 million from $2.4 million at March 31, 2000 and 1999, respectively, which was principally the result of the withdrawal from the MFP market. Accounts payable decreased $328,000 to $4.1 million at March 31, 2000 from $4.4 million at December 31, 1999. Other changes in working capital items also partially offset the net loss by approximately $1.3 million.

     Investing activities for the three months ended March 31, 2000 provided $2.6 million of cash as $3.0 million in proceeds from the sale of short-term investments and $17,000 in proceeds from the sale of property were partially offset by $314,000 for property purchases and a $65,000 decrease in other assets.

     Financing activities for the three months ended March 31, 2000 provided $230,000 of cash in proceeds from the sale of Common Stock.


Factors That May Affect Operating Results
-----------------------------------------

     eFax.com operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. This Quarterly Report on Form 10-Q and the documents incorporated by reference in this Quarterly Report on Form 10-Q may contain projections of results of operations and financial condition or other "forward-looking statements" which involve risks and uncertainties. The words "anticipate," "believe," "estimate," and "expect" and similar expressions when used in this Quarterly Report on Form 10-Q in relation to eFax.com or its management are intended to identify such forward-looking statements. eFax.com's actual results, performance, or achievements could differ materially from these projections or forward-looking statements as a result of many factors, including those discussed in this "Factors That May Affect Operating Results" section of this Quarterly Report on Form 10-Q. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1999.


WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT

     eFax.com has had annual net losses since the company was formed. eFax.com's historical losses and certain preferred stock dividends have resulted in an accumulated deficit of approximately $60.6 million as of March 31, 2000. We can give you no assurance that eFax.com will achieve profitability on a quarterly or annual basis in the future. As a result of our history of operating losses and substantial expenditures associated with the transition to an Internet-based business model, we are currently experiencing a liquidity shortfall which we are addressing by seeking additional capital investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)



WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO OPERATE OUR BUSINESS.

     Due to our limited operating history in Internet communication services and the nature of our industry, our future capital needs are difficult to predict. Our current assets are less than our quarterly loss from operations. Therefore, we will require additional capital to fund any of the following:

   o continuing operating losses;

   o unanticipated opportunities;

   o strategic alliances;

   o changing business conditions; and

   o unanticipated competitive pressures.

     Obtaining additional financing will be subject to a number of factors, including restrictions placed on us by JFAX and our other creditors, market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us. If we are unable to raise additional capital, our current operations and our growth could be impeded.


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

   o fluctuations in consumer demand for products which are made by eFax.com's manufacturing and software license customers incorporating eFax.com's technology; and

   o seasonal trends, competition and pricing.



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

     We believe that the accuracy of eFax.com's report of its quarterly license revenues received from its manufacturing and software license customers has been, and will continue to be, dependent on the timing and accuracy of product sales reports which we receive from these manufacturing and software license customers. Our manufacturing and software license customers only provide these reports on a quarterly basis and this quarterly basis may not coincide with eFax.com's quarter. Our manufacturing and software license customers may also delay or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


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

     Historically, eFax.com has focused primarily on the development, manufacture and sale of its branded multifunction products. eFax.com derived a substantial portion of its revenues from the sale of these brand multifunction products. However, on January 10, 2000, we announced the discontinuation of our manufacturing operations and that we now expect that our future revenue growth will be dependent, largely, on expansion of our Internet-based communications services, such as its fax-to-e-mail service, and on further licensing of eFax.com's hardware and software technologies and software products. Currently, costs exceed our revenue from our Internet-based communications services. In addition, we cannot assure you that eFax.com will realize growth in revenues from such sales. If such growth in revenues does not occur, it could have a material adverse effect on eFax.com's business, financial condition and results of operations.


THE PRICE OF EFAX.COM STOCK MAY BE VOLATILE DUE TO MANY FACTORS, INCLUDING OUR STATUS AS AN INTERNET-RELATED COMPANY, OUR LIQUIDITY, FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS, THE RAPID PACE OF TECHNOLOGICAL CHANGE, THE UNCERTAINTY OF OUR BUSINESS TRANSACTIONS AND THE CONTENTS OF NEWS AND SECURITY ANALYST REPORTS.

     The trading price of eFax.com's common stock is likely to be highly volatile. The price could be subject to wide fluctuations in response to factors such as:

   o actual or anticipated variations in eFax.com's quarterly operating results;

   o announcements of events affecting our liquidity, including any subsequent financing and the status of the proposed merger with JFAX;

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


CERTAIN OF OUR PRODUCTS ARE BEING DISCONTINUED AND OUR MANUFACTURING AND SOFTWARE LICENSE CUSTOMERS, WHICH PROVIDE A SIGNIFICANT PORTION OF OUR REVENUES, MAY NOT CONTINUE TO DEVELOP, MARKET OR SELL PRODUCTS INCORPORATING EFAX.COM'S TECHNOLOGY.

     eFax.com has derived a significant portion of its revenues from licensing of its software and hardware and software technologies to other parties and from providing development services to manufacturing and software license customers. eFax.com currently has manufacturing relationships with Hewlett-Packard Company, Oki Data Corporation, and Konica Business Systems. As a result of discontinuing our hardware products, we do not anticipate future product revenues Oki Data Corporation or Konica Business Systems after the first quarter of 2000. eFax.com anticipates that it will derive a significant portion of its revenues in the future from Hewlett-Packard Company and its software license customers and that eFax.com's revenues will be dependent upon, among other things, the ability and willingness of its manufacturing and software license customers to develop and promote products that incorporate eFax.com's technology. The ability and willingness of these manufacturing and software license customers to do this is based upon a number of factors, including eFax.com's ability to complete timely development of designs for them. We cannot give you any assurances regarding the ability or willingness of eFax.com's manufacturing and software license customers to continue developing, marketing and selling products incorporating eFax.com's technology. The loss of any of eFax.com's significant manufacturing and software license customers could have a material adverse effect on eFax.com's business, financial condition and results of operations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


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

     The market for Internet-related communication services, related technology and software is highly competitive. This market is characterized by continuous pressure to improve performance, to introduce new features and to accelerate the release of new products. eFax.com also competes on the basis of vendor name and recognition, technology and software expertise, product functionality, development time and price. eFax.com anticipates

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


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

   o charges to the company's earnings as a result of the purchase of intangible assets; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


WE GENERATE A PORTION OF OUR REVENUES FROM OUR INTERNATIONAL ACTIVITIES AND WE ARE SUBJECT TO MANY RISKS AS A RESULT OF THESE ACTIVITIES.

     A portion of eFax.com's total revenues come from sales to eFax.com's customers outside the United States. The international market for eFax.com's brand products and products incorporating eFax.com's technology and software is highly competitive. Risks inherent in eFax.com's international business activities also include:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)


WE MAY BE ADVERSELY AFFECTED IF OUR COMPUTER SYSTEMS OR THOSE OF OUR DISTRIBUTORS, SUPPLIERS AND CUSTOMERS FAIL BECAUSE OF ANY RESIDUAL YEAR 2000 PROBLEMS.

     The Year 2000 issue refers to whether computer systems will properly recognize two digit year values as the year 2000 versus the year 1900. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Any year 2000 compliance problems faced by us, users of our online marketplace and strategic partners could seriously harm our business. In addition, our ability to operate our business depends upon delivery of accurate, electronic information via the Internet. To the extent year 2000 issues result in the long-term inoperability of the Internet or our online marketplace, our business would be seriously harmed. We recognize the need to insure that our operations and relationships with our customers, suppliers and other third parties will not be adversely impacted by the Year 2000 software issue. During 1999, we have implemented and completed a Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, we have not experienced any significant disruptions related to the Year 2000 issue and have not been informed of any failures of the Company's products related to the year 2000 issue. We are not aware of any significant Year 2000 disruptions affecting our critical suppliers and vendors. We cannot guarantee that our efforts will prevent a material adverse impact on our results of operations, financial condition or cash flow that might result from the failure of any key third party systems to accommodate the Year 2000 problem. If our systems or those of key third parties are not fully Year 2000 functional, we estimate that disruptions in operations could occur. Such disruptions could result in delays in providing services and in issuing billings to customers. These consequences could have a material adverse impact on our consolidated results of operations, financial condition and cash flows if we are unable to substantially conduct our business in the ordinary course.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No change has occurred since the filing by the Registrant of its Annual Report on Form 10-K for the year ended December 31, 1999. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.     OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

     (a)  Not applicable.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.


          Exhibit
          Number                         Description
          -------   -------------------------------------------------------
           3.22     Edward R.  Prince III Agreement
           3.23     Executive Change In Control Agreement
          10.56     Gross Rent Real Property Lease by and between Patterson
                    Associates, LLC and the Company for Santa Barbara
                    facilities dated February 3, 2000
           27.1     Financial Data Schedule.

          -------------------


      (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

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




                                               EFAX.COM, INC.
                                         --------------------------
                                                 (Registrant)



Date: May 16, 2000                    By:  /s/   TODD J. KENCK
                                         --------------------------
                                                 Todd J. Kenck
                                         Vice President, Finance and
                                           Chief Financial Officer
                                           (Authorized Officer and
                                           Principal Financial and
                                              Accounting Officer)