Form 10-Q
period 2000-07-01
EFAX COM INC
filed 2000-08-15
CIK 872901

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 1, 2000.

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from             to              .
                                   ------------  --------------
    Commission File Number  0-22561



                                   EFAX.COM
           (Exact name of Registrant as specified in its charter)


               Delaware                                   77-0182451
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


               1378 Willow Road, Menlo Park, California     94025
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



As of August 10, 2000 there were 13,520,895 shares of common stock, $.01 par value, outstanding.



                          EFAX.COM AND SUBSIDIARIES

                                  INDEX TO
                             REPORT ON FORM 10-Q
                       FOR QUARTER ENDED JUNE 30, 2000

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets - June 30, 2000 and
            December 31, 1999............................................   3

          Condensed Consolidated Statements of Operations - Three and
            Six Months Ended June 30, 2000 and 1999......................   4

          Condensed Consolidated Statements of Cash Flows - Six  Months
            Ended June 30, 2000 and 1999.................................   5

          Notes to Condensed Consolidated Financial Statements...........   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................  13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....  22

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  23

Item 2.   Changes in Securities..........................................  23

Item 6.   Exhibits and Reports on Form 8-K...............................  24

          Signature......................................................  25


PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                           EFAX.COM AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)


                                                       June 30,   December 31,
                                                         2000       1999 (1)
                                                         ----       --------
                                                      (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $      175   $    1,752
  Short-term investments                                     --        2,988
  Accounts receivable, net                                1,451        2,414
  Inventories                                               368        1,698
  Prepaid expenses                                        1,168          507
                                                     ----------   ----------
     Total current assets                                 3,162        9,359

Property, net                                             2,156        2,253
Other assets                                              3,513        3,896
                                                     ----------   ----------
Total assets                                         $    8,831   $   15,508
                                                     ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $    2,505   $    4,404
  Accrued liabilities                                     1,277        2,044
  Note payable - JFAX.COM, INC.                           1,500           --
  Restructuring reserve                                     413          605
  Current deferred revenue                                1,028          360
                                                     ----------   ----------
    Total current liabilities                             6,723        7,413

Deferred revenue                                             --           25

Stockholders' equity:
  Series A convertible preferred stock, $0.01 par
    value; 5,000,000 shares authorized, shares
    outstanding: none in 2000 and 1500 in 1999               --        7,467
  Series B convertible preferred stock, $0.01 par
    value; 1,447 and none shares authorized, shares
    outstanding in 2000 and 1999 respectively            11,886           --
  Common stock, $0.01 par value; 35,000,000 shares
    authorized,  shares outstanding: 13,293,707 in
    2000 and 13,012,130 in 1999                             135          130
  Additional paid-in capital                             49,529       48,342
  Warrants                                                7,816        7,098
  Accumulated other comprehensive income                     --           (7)
  Accumulated deficit                                   (67,258)     (54,960)
                                                     ----------   ----------
    Total stockholders' equity                            2,108        8,070
                                                     ----------   ----------
Total liabilities and stockholders' equity           $    8,831   $   15,508
                                                     ==========   ==========


(1) Derived from the December 31, 1999 audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

For presentation purposes, the periods ended July 1, 2000 and January 1, 2000 are referred to above as ending on June 30, 2000 and December 31, 1999, respectively.

See notes to condensed consolidated financial statements.

                          EFAX.COM AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                   (in thousands, except per share amounts)


                                       Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                       ------------------   -----------------
                                         2000       1999       2000     1999
                                         ----       ----       ----     ----
Revenues:
  Product                             $  1,946   $  4,962   $  5,240  $ 11,159
  eFax services                          1,613         33      2,732        33
  Software and technology license
    Fees                                 1,083      1,035      2,182     2,181
  Development fees                          --        253         --       679
                                      --------   --------   --------  --------
    Total revenues                       4,642      6,283     10,154    14,052
                                      --------   --------   --------  --------
Costs and expenses:
  Cost of product revenues               1,296      3,421      3,753     7,725
  Cost of eFax services                  2,017        454      3,280       668
  Cost of software and technology
    license fees                            78        115        193       279
  Research and development               1,156      1,579      2,524     3,234
  Selling and marketing                    989      4,538      4,793     6,495
  General and administrative             1,361      2,405      3,238     3,195
                                      --------   --------   --------  --------
    Total costs and expenses             6,897     12,512     17,781    21,596
                                      --------   --------   --------  --------
Loss from operations                    (2,255)    (6,229)    (7,627)   (7,544)
                                      --------   --------   --------  --------
Other income (expense):
  Interest income                            3         88         34       142
  Interest expense                        (234)        --       (234)       (1)
  Other expense                            (70)       (47)       (99)      (62)
                                      --------   --------   --------  --------
Total other income (expense), net         (301)        41       (299)       79
                                      --------   --------   --------  --------
Loss before income taxes                (2,556)    (6,188)    (7,926)   (7,465)

Provision for income taxes                   4         24         15        39
                                      --------   --------   --------  --------
Net loss                                (2,560)    (6,212)    (7,941)   (7,504)


Preferred stock dividends and
  Accretion                             (4,058)      (171)    (4,358)     (171)
                                      --------   --------   --------  --------
Net loss applicable to common
  Stockholders                        $ (6,618)  $ (6,383)  $(12,299) $ (7,675)
                                      ========   ========   ========  ========
Net loss per share:
  Basic                               $  (0.50)  $  (0.51)  $  (0.93) $  (0.63)
                                      ========   ========   ========  ========
  Diluted                             $  (0.50)  $  (0.51)  $  (0.93) $  (0.63)
                                      ========   ========   ========  ========
Shares used in computing net loss
  per share:
  Basic                                 13,294     12,538     13,198    12,273
                                      ========   ========   ========  ========
  Diluted                               13,294     12,538     13,198    12,273
                                      ========   ========   ========  ========


For presentation purposes, the periods ended July 1, 2000 and July 3, 1999 are referred to above as ending on June 30, 2000 and 1999, respectively.

See Notes to condensed consolidated financial statements.


                          EFAX.COM AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                              (in thousands)

                                                        Six Months Ended
                                                   ---------------------------
                                                     June 30,        June 30,
                                                       2000            1999
                                                       ----            ----
Cash flows from operating activities:
  Net loss                                         $  (7,941)     $  (7,504)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                        487            474
    Loss (gain) on disposal of asset                      26            (39)
    Issuance of Common Stock for services                 --            208
    Non-cash interest expense                            217             --
    Additional value for change in exercise
      price of warrants                                   32             --
    Common Stock options - severance                     225          1,367
    Common Stock options - services                       --            284
    Changes in assets and liabilities:
      Trade receivables                                  963            756
      Inventories                                      1,330          1,781
      Prepaid expenses                                  (192)          (174)
      Accounts payable                                (1,899)         1,054
      Deferred revenue                                   643             50
      Accrued liabilities                                  2          (273)
      Restructuring reserve                             (192)            --
                                                   ---------      ---------
        Net cash used for operating activities        (6,299)        (2,016)
                                                   ---------      ---------

Cash flows from investing activities:
  Purchases of short-term investments                     --         (2,996)
  Sale of short-term investments                       2,995          2,808
  Purchase of property                                  (433)          (921)
  Proceeds from sale of property                          17              -
  (Increase) decrease in other assets                    383           (733)
                                                   ---------      ---------
      Net cash provided by (used for)
        investing activities                           2,962         (1,842)
                                                   ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of note payable
    - JFAX.COM, INC.                                   1,500             --
  Proceeds from sale of Common Stock                     260          1,034
  Proceeds from sale of Series A Convertible
    Preferred Stock, net                                  --         14,215
                                                   ---------      ---------
      Net cash provided by financing activities        1,760         15,249
                                                   ---------      ---------
Increase (decrease) in cash and cash equivalents      (1,577)        11,391
Cash and cash equivalents, beginning of period         1,752          1,305
                                                   ---------      ---------
Cash and cash equivalents, end of period           $     175      $  12,696
                                                   =========      =========
Supplemental cash flow information:
  Taxes paid - foreign withholding                 $       4      $      18
                                                   =========      =========

Supplemental noncash investing and financial
  information:
  Warrant expense - service                        $      --      $     197
                                                   =========      =========
  Valuation of warrants issued to JFAX.COM, INC.   $     686      $      --
                                                   =========      =========
  Conversion of accrued ESPP for purchase of
    Common Stock                                   $      --      $      45
                                                   =========      =========
  Trademark settlement                             $      --      $   2,000
                                                   =========      =========
  Cumulative dividends on Series A Convertible
    Preferred Stock                                $     315      $     171
                                                   =========      =========
  Conversion of Series A Convertible Preferred
    Stock to Series B Convertible Preferred Stock  $   7,467      $      --
                                                   =========      =========
  Conversion of accrued Series A Convertible
    Stock dividends to Series B Convertible
    Preferred Stock                                $   1,084      $      --
                                                   =========      =========
  Redemption premium and accretion on Series B
    Convertible Preferred Stock                    $   4,042      $      --
                                                   =========      =========
  Conversion of Series B Convertible Preferred
    Stock to Common Stock                          $     707      $      --
                                                   =========      =========
  Issuance of Common Stock options - severance     $     225      $      --
                                                   =========      =========

See notes to condensed consolidated financial statements.


                          EFAX.COM AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1. Basis of Presentation
   ---------------------

Interim Financial Information
-----------------------------

     The accompanying condensed consolidated financial statements of eFax.com(tm) and its wholly-owned subsidiaries ("eFax" or the "Company") as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. References to "we", "us" or "our" in this Report also refer to eFax.com

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's net loss of $7.9 million for the six months ended June 30, 2000 and its negative working capital position of $3.6 million at June 30, 2000 raise substantial doubt regarding the Company's ability to continue as a going concern. In the three and six months ended June 30, 2000, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient to support operations until such time, if any, that the Company's revenues from fee generating Internet-based services gain substantial market acceptance. On May 5, 2000, the Company entered into a loan agreement with JFAX.COM, Inc. ("JFAX.COM") pursuant to which JFAX.COM is financing the Company while the two parties seek their shareholders' consent to the merger of eFax.com with a subsidiary of JFAX.COM. Under the loan agreement, the Company may borrow up to $5.0 million, of which, as of August 14, 2000, the Company has borrowed $3.25 million. No assurance can be given that approval of the merger will be obtained, that the merger will ultimately be consummated or that the proceeds of the loan agreement will be sufficient to sustain the Company until the merger occurs, if ever. In the event that the merger is not consummated, is consummated after the expiry of the term loan or is consummated after the Company has exhausted all of the funds available under the term loan, the Company will need to obtain additional financing to repay the loan from JFAX.COM and/or to finance continuing operating losses. In such event, there can be no assurance that the Company will be successful in obtaining additional financing and any such failure to obtain financing would result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. In light of the forgoing assumptions, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     This financial data should be read in conjunction with the audited financial statements and notes thereto included in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior quarter amounts have been reclassified to conform to the current quarter presentation for cost of licenses and services as well as selling and marketing expenses.

Fiscal Period End
-----------------

     The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week periods ended July 1, 2000 and July 3, 1999 as the three months ended June 30, 2000 and 1999, respectively, and the 26-week periods ended July 1, 2000 and July 3, 1999 as the six months ended June 30, 2000 and 1999, respectively.

Per Share Information
---------------------

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

                           EFAX.COM AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


and warrants will be included, using the treasury stock method, in periods where eFax.com reports net income and the average fair market value of its common stock exceeds the exercise price. The net loss and the shares used for the computation of both basic and diluted loss per share are the same.

2. Inventories
   -----------

     Inventories consist of the following (in thousands):

                                            June 30,        December 31,
                                              2000              1999
                                              ----              ----

Materials and supplies                      $     63          $    305
Work-in-process                                    -               624
Finished goods                                   305               769
                                            --------          --------
Total                                       $    368          $  1,698
                                            ========          ========


3. Accrued Liabilities
   -------------------

     Accrued liabilities consist of (in thousands):


                                            June 30,         December 31,
                                              2000               1999
                                              ----               ----
Compensation and related benefits           $    687          $    684
Accrued Series A Convertible Preferred
  Stock dividends                                  -               769
Product warranty                                  59                59
Royalties                                         31                42
Other                                            500               490
                                            --------          --------
Total                                       $  1,277          $  2,044
                                            ========          ========


4. Note payable - JFAX.COM, INC.
   -----------------------------

     On May 5, 2000, the Company entered into a term loan agreement ("Term Loan Agreement") with JFAX.COM under which JFAX.COM agreed to lend to the Company an amount of up to $5.0 million. Borrowings under Term Loan Agreement are evidenced by an executed note payable and bear an interest rate of 13% per
annum.   As discuss above, unless the term of the Term Loan Agreement is extended by JFAX.COM, the loan must be repaid on October 31, 2000; provided that, under specified circumstances the Company may be required to repay the loan as early as August 31, 2000. As of June 30, 2000, the outstanding principal under the Term Loan Agreement was $1.5 million. As collateral for the loan, the Company has given JFAX.COM a security interest in substantially all of its assets, including all of its DID numbers. If the loan becomes due and the Company is unable to timely repay any amounts outstanding, JFAX.COM may exercise its rights in connection with the assets in which it has a security interest. As consideration for entering into a loan commitment, the Company granted JFAX.COM warrants to purchase 250,000 shares of Common Stock on April 5, 2000 at an exercise price of $4.4375. The warrants have a two year life. The value of the warrants is being amortized over the life of the loan.

                           EFAX.COM AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


5. Comprehensive Income
   --------------------

     Effective January 1, 1998, eFax.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended June 30, 2000, there were no differences between eFax.com's comprehensive loss and net loss. For the six months ended June 30, 2000, the eFax.com's comprehensive loss was $7,934,000 as compared to a net loss of $7,941,000. For the three and six months ended June 30, 1999, there were no differences between eFax.com's comprehensive loss and net loss.


6. Disclosures about Segments of an Enterprise and Related Information
   -------------------------------------------------------------------

     The Company reports segment data pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. The Company operates in one reportable segment, within which are multiple product lines including Internet-related services and legacy multifunction hardware products ("MFP"). Revenues and related costs of goods and services are recorded for internal management purposes as reflected in the accompanying Condensed Consolidated Statement of Operations. For internal management purposes, expenses below that level and related assets are not separately recorded and monitored.


7. Recent Accounting Pronouncements
   --------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted. Although eFax.com has not fully assessed the implications of this new statement, eFax.com does not believe adoption of this statement will have a material impact on eFax.com's future financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. The Company has elected early adoption of SAB 101 and is in compliance with SAB 101 revenue recognition requirements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its financial position or results of operations.


8. Discontinued Product Lines and Related Restructuring Charges
   ------------------------------------------------------------

     During January 2000, we restructured our operations to focus on the Internet communications services, which we introduced in February 1999, by discontinuing efforts on the development and marketing of branded and licensed products and software solutions for the MFP market. In connection with the Company's announced decision to exit from the manufacturing of MFP products, the Company recognized in the fourth quarter of 1999 a $1.1 million write-down of inventory to reflect anticipated net realizable values of the inventory on hand. Also in connection with the Company's decision to exit from manufacturing MFP hardware products, the Company recognized in the fourth quarter of 1999 an $872,000 restructuring charge for the write-down of capital equipment, intellectual property and leasehold improvements, excess facilities accruals and severance costs. As a result, the Company substantially reduced its manufacturing work force and downsized its hardware manufacturing operations. The discontinuation and restructuring was substantially completed in the first quarter of 2000, during which period an additional charge of $450,000 was recognized for certain executive severance costs incurred in January 2000. The Company recorded total charges of $ approximately 1.9 million as follows:


                                         Total
                                     Restructuring                  Balance at
(in thousands)                          Charge         Utilized   June 30, 2000
                                        ------         --------   -------------
Write-down of inventory                $    826        $    826      $      -
Reserve for estimated cost of
  purchase commitments                      234              35           199
                                       --------        --------      --------
  Subtotal                                1,060             861           199
                                       --------        --------      --------
Write-down of machinery and equipment       312             312             -
Reserve for estimated lease costs           171              10           161
Reserve for estimated severance costs       169             169             -
Write-down of acquired technology           167             167             -
Reserve for estimated post-warranty
  technical support costs                    53               -            53
                                       --------        --------      --------
  Subtotal                                  872             658           214
                                       --------        --------      --------
                                       $  1,932        $  1,519      $    413
                                       ========        ========      ========


     The Company anticipates substantially all accrued severance and benefits will be paid within one year.

     Included in the fourth quarter 1999 write-downs are charges of $312,000 related to the net loss on disposal of machinery and equipment and leasehold improvements which was written down to fair market value in accordance with SFAS No. 121, "Accounting for Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed of."

     Additionally, from time to time, the Company is or may become a party to suits, actions and proceedings in the ordinary course of its business. The Company does not believe that any of its current ordinary course of business suits, actions or proceedings will result in a material adverse impact on the Company.


9. Litigation
   ----------

     On June 20, 2000, Jerry Kirsch filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan asserting the ownership of certain United States patents and claiming that the Company is infringing these patents as a result of the Company's sale of multifunction hardware products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. We have reviewed the Kirsch patents with our business and technical personnel and outside patent counsel and have concluded that we do not infringe these patents. As a result, we are confident of our position in this matter and

                           EFAX.COM AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)



intend to defend the suit vigorously; however if such suit is successful, it could have a material adverse effect on the Company and even if unsuccessful could require the substantial expenditure of time and costs in its resolution.


10. Subsequent Events
    -----------------

Merger Agreement
----------------

     On July 13, 2000, the Company entered into a merger agreement (the "Merger Agreement") with JFAX.COM, a unified Internet communications company, and JFAX.COM Merger Sub, Inc., a newly formed subsidiary of JFAX.COM (the "Merger Sub"). Under the terms of the Merger Agreement, the Company has agreed to merge with the Merger Sub (the "Merger") and become a wholly-owned subsidiary of JFAX.COM. As consideration for the Merger, the Company's stockholders would receive the following:

   o For each share of the Company's common stock, par value $.01 per share (the "Common Stock"), its holder would receive a fraction of a share of JFAX.COM.

   o Common Stock, par value $0.01 per share ("JFAX.COM Common Stock"), determined by a conversion number formula included in this report (the "Conversion Number").

   o Subject to certain limitations, for each share of the Company's Series D Convertible Preferred Stock, par value $0.01 per share (the "Series D Shares"), outstanding at the time of the Merger, its holder would receive 4,938.50 shares of JFAX.COM Common Stock (collectively if all 1,447 Series D Shares are outstanding at the time of the Merger, 7,146,009 shares), which amount will increase between August 14, 2000 and the time of the Merger at an annualized rate of 3.5%.

   o The holders of the Series D Shares (the "Investors") have agreed to receive a warrant to acquire shares of JFAX.COM Common Stock under the circumstances described below under "Agreement with Investors" instead of a portion of the JFAX.COM Common Stock which they would otherwise have a right to receive as consideration for the Merger.

   o The holders of the Common Stock and the Series D Shares will receive cash in lieu of fractional shares of JFAX.COM Common Stock.

     Because the consideration to be received by the Investors is a fixed amount, subject to the 3.5% annualized rate of increase, any increase or decrease in the total consideration received in the Merger will only affect the holders of the Common Stock. The Conversion Number will vary depending on, among other things:

   o The amount outstanding under the term loan agreement between the Company and JFAX.COM (the "Term Loan Agreement") on the closing date for the Merger. Under the Term Loan Agreement, the Company, subject to satisfying the conditions contained in the Term Loan Agreement, may borrow up to $5 million from JFAX.COM.

   o The closing date of the Merger, the amount of cash which the Company has (other than cash from the sale of certain assets of the Company), the amount of certain of the Company's prepaid expenses and the amount of the Company's overdue payables.

   o The number, if any, of the shares of Common Stock into which the Series D Shares are converted prior to the time of the Merger.

     and

   o The timing of the Merger.

                           EFAX.COM AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


     For example only, for each share of Common Stock, a stockholder of the Company would receive 0.281 shares of JFAX.COM Common Stock (collectively, 3,801,645 shares) if:

   o $5.0 million is outstanding under the Term Loan Agreement on the closing date for the Merger.

   o On the closing date of the Merger, the Company has no cash on hand and it has no prepaid expenses or accounts payable which affect the Conversion Number.

   o No Series D shares are converted into shares of Common Stock and other shares of Common Stock are issued prior to the Merger.

   o the Merger occurs on October 31, 2000.

     As of August 14, 2000, the Company has borrowed $3.25 million under the Term Loan Agreement.

     In the event that the Merger does not occur and the Company, within two years of the termination of the Merger discussions with JFAX.COM, is acquired by another entity or the Company receives at least $5.0 million from a securities offering or offerings, the Company will be required to pay JFAX.COM an amount equal to:

   o 1,750,000, times

   o The fair market value of one share of the Common Stock at the time of the acquisition or the securities offering, less $0.10.

     The 1,750,000 amount will be reduced to 750,000 if the termination of the Merger Agreement occurs because JFAX.COM's stockholders do not approve the Merger or if JFAX.COM materially breaches the Merger Agreement.

     If the Company is acquired by another entity, it must pay the amount to JFAX.COM promptly following the consummation of the acquisition. If the Company does a securities offering, it is required to make the payment within 270 days of the offering. In addition, the Company is required to pay JFAX.COM for any of JFAX.COM's out-of pocket expenses related to the Merger Agreement or the Term Loan Agreement between the two parties if the Merger Agreement is terminated because of a failure of the Company's stockholders to approve the Merger Agreement or as a result of any action by eFax.com's board of directors or eFax.com's material breach of the merger agreement.

     The consummation of the Merger will depend upon the approval of the Merger by both the holders of a majority of the outstanding shares of Common Stock and the holders of a majority of the JFAX.COM Common Stock being voted at the meeting to approve the Merger. To complete the Merger, the Company and JFAX.COM must also fulfill the other conditions required by the Merger Agreement. Prior to the stockholders' meetings, a registration statement on Form S-4 must be filed with the Securities and Exchange Commission and be declared effective. If all of the required conditions are met, the Merger is expected to be completed in the fourth quarter of 2000.

Agreements with Investors
-------------------------

     On July 13, 2000, the Company entered into an exchange agreement (the "Exchange Agreement") with the Investors and the Company and JFAX.COM entered into a side agreement (the "Side Agreement") with the Investors. Under the terms of the Exchange Agreement, the shares of Series B Convertible Preferred Stock held by the Investors were converted into an equal number of Series D Shares on July 17, 2000.

                           EFAX.COM AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


     Under the terms of the Side Agreement, each Investor has agreed that as consideration for the Merger it would receive:

   o Shares of JFAX.COM Common Stock to the extent that such shares held by the Investor and its affiliates do not exceed 10% (the "10% Limitation") of the total outstanding shares of JFAX.COM Common Stock immediately following the Merger.

   o A warrant, exercisable for JFAX.COM Common Stock at $0.01 per share, to acquire the number of shares of JFAX.COM Common Stock which could not be acquired because of the 10% Limitation.

     The Conversion Number will be unaffected by whether the Investors receive shares of JFAX.COM Common Stock or a warrant to acquire shares of JFAX.COM Common Stock.

     In addition, the Side Agreement provides that JFAX.COM will file a resale registration statement to permit the Investors to resell any shares of JFAX.COM Common Stock which the Investors may acquire upon the exercise of the warrant. The Investors also have agreed to waive any appraisal rights which they may have in connection with the Merger.

     Under the terms of the Certificate of Designations, Preferences and Rights of the Series D Shares, the holders of the Series D Shares have the right to require the Company to redeem the Series D Shares for cash in certain events, including if the total Merger consideration to be received by the holders of the Common Stock and Series D Shares exceeds 12 million shares of JFAX.COM Common Stock.

Agreement with IGC
------------------

     On June 30, 2000, the Company and JFAX.COM entered into an Agreement of Understanding (the "Agreement of Understanding") with Integrated Global Concepts, Inc. ("IGC"). IGC has been providing the Company with development and co-location services necessary for the Company's operations. The Agreement of Understanding provides that at the time of the closing of the Merger:

   o IGC will grant the Company a license to certain software developed by IGC which the Company uses in its operations.

   o IGC will waive all claims which it may have against the Company in connection with development services it has previously provided to the Company.

   o JFAX.COM will issue 2,000,000 shares of JFAX.COM Common Stock to IGC. In addition, the Agreement of Understanding provides that JFAX.COM will file a resale registration statement to permit IGC to resell the shares of JFAX.COM Common Stock which it is acquiring.

     For more information concerning the Merger Agreement, the Agreement with Investors and the Agreement with IGC, see the Company's Current Report of Form 8-K dated July 14, 2000.

Intuit Relationship
-------------------

     On July 21, 2000, JFAX.COM entered into an agreement with Intuit Inc. ("Intuit") pursuant to which JFAX.COM will enable certain Intuit small business products with fax sending and receiving capabilities. These fax capabilities will be made available to Intuit's customers and JFAX.COM and Intuit will share revenues from this arrangement. The launch date for these Intuit products will be determined by Intuit at a later date.

     In connection with the Intuit transaction, JFAX.COM and the Company entered into a separate agreement whereby JFAX.COM and the Company will share responsibilities for developing and servicing the customized faxing products for Intuit's customers. JFAX.COM will compensate the Company for its development efforts on a

                           EFAX.COM AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


monthly basis, as well as share a portion of the revenues from the JFAX.COM-Intuit agreement with the Company. JFAX.COM anticipates that the Merger will close prior to the launch date of the Intuit products containing the fax sending and receipt capabilities described above.
Nasdaq National Market Listing

     On August 9, 2000, the Company's Common Stock was delisted from The Nasdaq National Market. The delisting was as a result of the Company's failure to meet Nasdaq's continued listing requirements.

     The Current Stock is currently trading on the over-the-counter electronic bulletin board sponsored by Nasdaq.

     Because the Company is no longer listed on The Nasdaq National Market, stockholders of the Company who comply with the required procedures, including not voting in favor of the Merger, will have appraisal rights if the Merger is completed. Under the terms of the Merger Agreement, if 5% or more of the Company's stockholders seek appraisal rights JFAX.COM will have the right to not complete the Merger.

     If the Merger does not occur, the Company believes that it is likely that its preferred stockholders will have the right to require the Company to redeem all or part of their preferred stock for cash. The current redemption value of all of the outstanding preferred shares is approximately $19.6 million on August 10, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding eFax.com's expectations, hopes, intentions or strategies regarding the future. When used herein, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act and the Exchange Act. Forward-looking statements include: statements regarding events, conditions and financial trends that may affect eFax.com's future plans of operations, business strategy, results of operations and financial position. All forward-looking statements included in this document are based on information available to eFax.com on the date hereof, and eFax.com assumes no obligation to update any such forward-looking statements. Investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These forward-looking statements are made in reliance upon the safe harbor provision of The Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, those described below, under the heading "Factors That May Affect Operating Results" and elsewhere in this Quarterly Report on Form 10-Q.

     eFax.com is a leading provider of Internet communications services. eFax.com currently provides its free and fee-based Internet communications services to more than 2.0 million users. In February 1999, eFax.com launched its Internet communications services, which incorporate fax-to-email, voicemail and voice-to-email capabilities. Prior to developing this market, eFax.com had developed and marketed branded and licensed products and software solutions for the multifunction product ("MFP") market, which consisted of electronic office devices that combine print, fax, copy and scan capabilities in a single unit. In addition, we have licensed our embedded systems technology and software to a number of manufacturers of multifunction products. On January 10, 2000, we announced that we will focus exclusively on expanding our position as a leading provider of enhanced Internet communications services and solutions. In connection with this refocus of our business, we discontinued manufacturing and sales of MFP products in the three months ended March 31, 2000.

     eFax.com's revenues have been historically derived from four sources: (i) product revenues consisting of sales of JetFax branded MFPs, original equipment manufacturer ("OEM") branded MFPs, consumables and upgrades; (ii) eFax( services revenues derived from the Company's Internet-based services introduced during the quarter ended June 30, 1999; (iii) software and technology license fees related to both the Company's embedded system technology for MFPs and desktop software; and (iv) development fees for the customization and integration of eFax.com's embedded system technology and desktop software in OEM products. Historically, product revenues have accounted for the majority of eFax.com's total revenues. For the three months ended June 30, 2000, product revenues, eFax services revenues, software and technology licenses and development fees, as a percentage of total revenues were 42.0%, 34.7%, 23.3%, and 0.0%, respectively, as compared to 79.0%, 0.5%, 16.5%, and 4.0%, respectively, for the similar period in the prior year. For the six months ended June 30, 2000, product revenues, eFax services revenues, software and technology licenses and development fees, as a percentage of total revenues were 51.6%, 26.9%, 21.5%, and 0.0%, respectively, as compared to 79.5%, 0.2%,
15.5%, and 4.8%, respectively, for the similar period in the prior year.

     Shipments of the new OEM platform MFP began in the fourth quarter of 1999. We made our final OEM shipments during the first quarter of 2000. Overall product revenues for the three and six months ended June 30, 2000 declined from the prior year as a result of the Company's transition to an Internet-based business model.

     The new emphasis on Internet services resulted in increased expenditures for both external promotions and other marketing expenses. The majority of these costs were related to media and Internet advertising promoting both the basic service and new products and features as introduced. Similarly infrastructure costs to support the expansion of services also increased.
These infrastructure costs included the cost of delivery of the service such as telephony charges and depreciation on capital equipment, as well as technical and operational support personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Recent Developments
-------------------

     On July 13, 2000, eFax.com entered into a merger agreement (the "Merger Agreement") with JFAX.COM, a unified Internet communications company, and JFAX.COM Merger Sub, Inc., a newly formed subsidiary of JFAX.COM. On July 21, 2000, the Company entered into an agreement with JFAX.COM pursuant to which it will help to develop and service certain customized faxing products for Intuit Inc. On August 9, 2000, the Company's Common Stock was delisted from the Nasdaq National Market. The terms of the Merger Agreement and certain related agreements, the terms of the agreement relating to Intuit and the delisting of the Company's Common Stock are described in Note 9-Subsequent Events to the Company's financial statements.

Results of Operations
---------------------

     The following table sets forth, as a percentage of total revenues, certain items in eFax.com's statements of operations for the periods indicated.


                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                       ------------------- -------------------
                                         2000       1999     2000       1999
                                         ----       ----     ----       ----
Revenues:
  Product                                42.0%      79.0%    51.6%      79.5%
  eFax services                          34.7        0.5     26.9        0.2
  Software and technology license fees   23.3       16.5     21.5       15.5
  Development fees                          -        4.0        -        4.8
                                        -----      -----    -----      -----
    Total revenues                      100.0      100.0    100.0      100.0
                                        -----      -----    -----      -----
Costs and expenses:
  Cost of product revenues               27.9       54.4     37.0       55.1
  Cost of eFax services                  43.5        7.2     32.3        4.8
  Cost of software and technology
    license fees                          1.7        1.8      1.9        2.0
  Research and development               24.9       25.1     24.9       23.0
  Selling and marketing                  21.3       72.2     47.2       46.2
  General and administrative             29.3       38.3     31.9       22.7
                                        -----      -----    -----      -----
    Total costs and expenses           (148.6)     199.1    175.1      153.7
                                        -----      -----    -----      -----
Loss from operations                    (48.6)     (99.1)   (75.1)     (53.7)
Other income (expense), net              (6.5)       0.7     (2.9)       0.6
                                        -----      -----    -----      -----
Loss before income taxes                (55.1)     (98.5)   (78.1)     (53.1)
Provision for income taxes                  -        0.4      0.1       (0.3)
                                        -----      -----    -----      -----
Net loss                                (55.1)%    (98.9)%  (78.2)%    (53.4)%
                                        =====      =====    =====      =====



Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

     Revenues.  Total revenues decreased 26% to $4.6 million from $6.2 million
     --------
for the three months ended June 30, 2000 and 1999, respectively. Total revenues decreased 28% to $10.2 million from $14.1 million for the six months ended June 30, 2000 and 1999, respectively. The declines resulted primarily from a decline in product revenues as the Company transitioned to an Internet-based business model.

     Product revenues decreased 61% to $1.9 million from $5.0 million for the three months ended June 30, 2000 and 1999, respectively. Product revenues decreased 53% to $5.2 million from $11.2 million for the six months ended June 30, 2000 and 1999, respectively. These declines reflected the factors related to the discontinuation of the Company's MFP products. Revenue from shipments of MFP products for the three and six months ended June 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


2000 declined 99% and 47%, respectively, from the similar periods in the preceding year, as final domestic and international units of the Company's MFP products were sold. Product revenues also reflected the continued erosion in average selling prices, driven by the level of OEM business, product discontinuation and general market pressures. Unit sales for the three and six months ended June 30, 2000 also decreased, down 100% and 79%, respectively, from the similar periods in the prior year. As a result, product revenues declined for the three and six months ended June 30, 2000 as the move to a new business model was implemented. During the second quarter of 2000, we no longer shipped MFP product inventory to our OEM customer and do not intend to sell any MFP products in the future. Revenues associated with the sale of consumables decreased 15% for the three months ended June 30, 2000 versus the similar period in the prior year. Consumable revenues decreased 7% for the six months ended June 30, 2000 versus the similar period in the prior year. We anticipate that we will continue to sell consumables to our installed base of hardware customers. However, as this base will not continue to grow, we expect consumable revenues will continue to decline over the next several quarters.

     eFax Services revenue totaled $1.6 million for the three months ended June 30, 2000 as compared to $33,000 for the similar period in 1999. eFax Services revenue totaled $2.7 million for the six months ended June 30, 2000 as compared to $33,000 for the similar period in 1999. These increases reflected the Company's transition to an Internet-based business model. eFax Services revenue consisted primarily of recurring monthly subscription fees, signup fees, usage-based charges and revenues from advertising activities. eFax Services revenue began in June 1999.

     Software and technology license fees result from licensing the Company's proprietary embedded system technology and desktop software to OEMs for integration into their products. The recurring license revenues reported by the Company are dependent on the timing and accuracy of product manufacturing or quarterly sales reports received from the Company's OEM customers. The quarterly sales reports, as well as any verbal estimates, are subject to delay and potential revision by the OEM. In such an event, the Company may subsequently be required to adjust revenues for subsequent periods due to the change in estimate, which could have a material adverse effect on the Company's business, financial condition, and results of operations and on the price of the Company's Common Stock.

     Software and technology licensing fees increased 5% to $1.1 million for the three months ended June 30, 2000 from $1.0 million for the similar period in the prior year. Software and technology licensing fees remained unchanged at $2.2 million for the six months ended June 30, 2000 and 1999. Royalty fees from sales of the Hewlett-Packard 3150 increased by 27% and 42% for the three and six months ended June 30, 2000 from the similar periods in the prior year. We anticipate that we will continue to receive royalties over the life of this product.

     Development fees declined 100% to zero from $253,000 for the three months ended June 30, 2000 and 1999, respectively. Development fees declined 100% to zero from $679,000 for the six months ended June 30, 2000 and 1999, respectively. These declines reflected the completion of current projects and conversion of development fees to per unit royalties. Currently, we have no plans for new development projects and as a result do not anticipate future development fees.

     International revenues accounted for 7% and 14% of total revenues for the three months ended June 30, 2000 and 1999, respectively. International revenues accounted for 6% and 13% of total revenues for the six months ended June 30, 2000 and 1999, respectively. Historically, international revenues were derived primarily from product sales and consumables. International revenues are likely to further decline in the near term due to the discontinuation of hardware production. All of the development fees and software and technology license revenues, and most of the product revenues, have been denominated and collected in United States dollars. The Company has not hedged the foreign currency exposure related to product sales denominated in foreign currencies as the impact has not been significant.

     Two customers, Hewlett-Packard and Konica Business Technologies accounted for $1.8 million (17%) and $1.5 million (15%) of total revenues for the six months ended June 30, 2000, respectively. Three customers, Hewlett-Packard, Konica Business Technologies and IKON Office Solutions, accounted for $2.2 million in software and technology license fees (16%), $1.7 million in OEM product sales (12%) and $1.7 million in product sales (12%), respectively, of total revenues for the six months ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Cost of Product Revenues.  Cost of product revenues consists primarily of
     ------------------------
purchased materials; direct production labor and supervision for assembly and testing; subcontracted manufacturing, mainly for printed circuit boards; indirect labor for inventory management, shipping and receiving, purchasing, manufacturing engineering, document control and operations management; and related facility and support costs. Cost of product revenues may vary as a percentage of total revenues in the future as a result primarily of the cost of consumables.

     Cost of product revenues decreased 62% to $1.3 million from $3.4 million for the three months ended June 30, 2000 and 1999, respectively. Cost of product revenues decreased 51% to $3.8 million from $7.7 million for the six months ended June 30, 2000 and 1999, respectively. The gross margins for the Company's branded MFP products were constrained by the competitive nature of the marketplace, pricing pressures and the greater name recognition of the larger companies with which eFax.com competes. The margins on consumables, such as toner cartridges and drums, and on upgrades, such as the two-line upgrade, were typically higher than on the base unit. Product gross margin was 33% for the three months ended June 30, 2000, as compared to 31% for the similar period in the prior year. Product gross margin was 28% for the six months ended June 30, 2000, down from 31% for the similar period in the prior year. The increase for the three months ended June 30, 2000 was attributable to decreases in direct and indirect labor due to the transition from a manufacturing to internet-based business model. The decrease for the six months ended June 30, 2000 was attributable to decreased sales volume and average selling price declines.

     Cost of eFax Services.   Direct costs of providing the eFax Services
     ---------------------
totaled $2.0 million for the three months ended June 30, 2000 as compared to $454,000 for the similar period in the prior year. Direct costs of providing the eFax Services totaled $3.3 million for the six months ended June 30, 2000 as compared to $668,000 for the similar period in the prior year. The increase in cost of eFax Services resulted from expansion in support of the Company's planned business growth including service delivery costs such as telephony charges, depreciation on capital equipment, hiring operations personnel as well as all technical and customer support related expenses.

     Cost of Software and Technology License Fees.  Cost of software and
     --------------------------------------------
technology license fees consists primarily of royalties paid for licensed technology included in the Company's products and amortization of purchased technology. Cost of software and technology license fees revenues decreased 32% to $78,000 from $115,000 for the three months ended June 30, 2000. Cost of software and technology license fees revenues decreased 31% to $193,000 from $279,000 for the six months ended June 30, 2000.

     Research and Development.  Research and development expenses declined 27%
     ------------------------
to $1.2 million from $1.6 million for the three months ended June 30, 2000 and 1999, respectively. Research and development expenses declined 22% to $2.5 million from $3.2 million for the six months ended June 30, 2000 and 1999, respectively. These declines resulted from lower software development charges in support of the new eFax Service, reduced outside development services and a eliminated prototype and tooling charges in support of the OEM/MFP platform.

     Selling and Marketing.    Selling and marketing expenses decreased 78% to
     ---------------------
$989,000 from $4.5 million for the three months ended June 30, 2000 and 1999, respectively. Selling and marketing expenses decreased 26% to $4.8 million from $6.5 million for the six months ended June 30, 2000 and 1999, respectively. Decreased promotional activity in support of the eFax services accounted for substantially all of the decrease combined with the elimination of external marketing efforts related to the branded hardware business. Selling and marketing expenses included approximately $0.5 million in expenses associated with advertising for the three months ended June 30, 2000 as compared to $3.9 million for the similar period in 1999. Selling and marketing expenses included approximately $3.8 million in expenses associated with advertising for the six months ended June 30, 2000 as compared to $4.8 million for the similar period in 1999. In anticipation of the consummation of the merger with JFAX.COM, very limited discretionary selling and marketing expenses are expected in the third and fourth quarters of 2000.

     General and Administrative.   General and administrative expenses
     --------------------------
decreased 43% to $1.4 million from $2.4 million for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses remained unchanged at $3.2 million for the six months ended June 30, 2000 and 1999, respectively. The decrease for the three months ended June 30, 2000 primarily resulted from cost containment efforts combined with reductions in personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Interest and Other Income (Expense), Net.  Interest and other income
     ----------------------------------------
(expense), net, decreased to net other expenses of $301,000 from net other income of $41,000 for the three months ended June 30, 2000 and 1999, respectively. Interest and other income (expense), net, decreased to net other expenses of $299,000 from net other income of $79,000 for the six months ended June 30, 2000 and 1999, respectively. These declines reflect primarily a decrease in interest income from interest-bearing investments and an increase in interest expense payable under the loan agreement with JFAX.COM.

     Provision for Income Tax.     Due to eFax.com's net losses, there were no
     ------------------------
provisions for federal or state income taxes for the three and six months ended June 30, 2000 and 1999, respectively. Income tax provisions of $4,000 and $15,000 for the three and six months ended June 30, 2000, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.


Liquidity and Capital Resources
-------------------------------

     In the three and six months ended June 30, 2000, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient to support operations until such time, if any, that the Company's revenues from technology licensing agreements and fee generating Internet-based services gain substantial market acceptance. eFax.com has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings under a bank line of credit, debt associated with the Crandell Acquisition, and sales of Common Stock. The total amount of equity raised through August 3, 2000 was approximately $70 million through a series of private financing rounds at eFax.com, and sales of common and Preferred Stock. All of such equity capital was raised prior to December 31, 1999. On May 5, 2000, the Company entered into a loan agreement with JFAX.COM pursuant to which JFAX.COM is financing the Company while the two parties seek their shareholders' consent to the merger of eFax.com with a subsidiary of JFAX.COM. Under the loan agreement, the Company may borrow up to $5.0 million, of which, as of August 14, 2000, the Company has borrowed $3.25 million. No assurance can be given that the approval of the merger will be obtained, that the merger will ultimately be consummated or that the proceeds of the loan agreement will be sufficient to sustain the Company until the merger occurs, if ever. In the event that the merger is not consummated, is consummated after the expiry of the term loan or is consummated after the Company has exhausted all of the funds available under the term loan, the Company will need to obtain additional financing to repay the loan from JFAX.COM and/or to finance continuing operating losses. In such event, there can be no assurance that the Company will be successful in obtaining additional financing and that would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. See Notes 1 and 10 to the Condensed Consolidated Financial Statements.

     Cash, cash equivalents and short-term investments decreased to $175,000 at June 30, 2000 from $4.7 million at December 31, 1999. Net cash used for operating activities was $6.3 million for the six months ended June 30, 2000, resulting primarily from the Company's net loss of $7.9 million partially offset by noncash charges of $987,000. In addition, inventories decreased to $368,000 from $1.7 million at June 30, 2000 and December 31, 1999, respectively, a result of reduced stocking levels related to the discontinuance of the Company's MFP product line and an associated write-down of $1.0 million. Accounts receivable decreased to $1.5 million from $2.4 million at June 30, 2000 and December 31, 1999, respectively, which was principally the result of the withdrawal from the MFP market. Accounts payable decreased $1.9 million to $2.5 million at June 30, 2000 from $4.4 million at December 31, 1999. Other changes in working capital items also partially offset the net loss by approximately $261,000.

     Investing activities for the six months ended June 30, 2000 provided $2.9 million of cash as $3.0 million in proceeds from the sale of short-term investments and a $383,000 decrease in other assets were partially offset by $433,000 in purchases of property.

     Financing activities for the six months ended June 30, 2000 provided $1.8 million of cash primarily in $1.5 million in proceeds from the issuance of a note payable to JFAX.COM and $260,000 in proceeds from the sale of Common Stock resulting from the exercise of employee stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Factors That May Affect Operating Results
-----------------------------------------

     eFax.com operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto contained in the Report and the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended January 1, 2000 contained in eFax.com's Annual Report on Form 10-K for the year ended January 1, 2000.

EFAX.COM MAY BE UNABLE TO OBTAIN SUFFICIENT FUNDS TO CONTINUE OPERATIONS

     To the extent our revenues are not sufficient to fund our operations, our only current source of financing is pursuant to the Term Loan Agreement with JFAX.COM. Under the Term Loan Agreement, we may borrow up to $5.0 million of which $3.25 million has already been borrowed. As of August 10, 2000, eFax.com had cash and borrowings available under the Term Loan Agreement, which amount is sufficient to continue our current operations for approximately 12 weeks.

     In order to receive additional advances under the Term Loan Agreement, we must comply with the conditions to funding required by the Term Loan Agreement or JFAX.COM must waive those conditions. One of the conditions is a requirement that we provide documents necessary to protect JFAX.COM's security interests in some of our assets. To date, we have been unsuccessful in obtaining these documents, but JFAX.COM has continued to make advances to us under the Term Loan Agreement. There can be no assurance that JFAX.COM will continue to waive the conditions to additional funding or that we will be able to meet these or any other funding conditions in the future.

     The Merger is currently anticipated to be completed in the fourth quarter of 2000. At present, we are uncertain whether we will have sufficient funds to enable us to continue to operate until the Merger occurs even if JFAX.COM continues to fund us under the present terms of the Term Loan Agreement. Factors which could determine the sufficiency of our potential cash resources include:

   o The timing of the Merger. If the Merger is delayed for any significant period of time, it is unlikely that revenues generated from operations, our current cash and the remaining amounts which we may potentially borrow under the Term Loan Agreement will be sufficient.

   o Any substantial litigation costs prior to the Merger.

   o Increased costs in completing the Merger. To date, we have incurred substantial costs in completing the Merger, including legal costs, financial advisor fees and costs related to transitioning our operations system so that it will be compatible with JFAX.COM's.

   o Unforeseen contingencies.

     If our current financial resources are insufficient, JFAX.COM may be unwilling to lend us any additional funds. If the Term Loan Agreement is amended to increase the amount of principal which we may borrow and our borrowing from JFAX.COM is in excess of $5 million, the Merger consideration to be received by our common stockholders will be reduced. The fraction of a share of JFAX.COM Common Stock which will be received for each share of our common stock is based on a conversion number formula (the "Conversion Number"). Additional borrowings under the Term Loan Agreement would cause a decrease in the Conversion Number (and a corresponding decrease in the amount of Merger consideration to be paid to our common stockholders) unless the borrowings are offset by our having additional cash at the time of the Merger. Because the number of shares of JFAX.COM common stock, which our preferred stockholders will received in the Merger, is unaffected by our additional borrowings from JFAX.COM, any amounts, which we borrow from JFAX.COM, will only affect the amount of Merger consideration to be received by our common stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Under the terms of the Merger Agreement, we are not permitted to sell any equity securities to third parties or to incur any indebtedness except in the ordinary course of business. We also have granted JFAX.COM a security interest in almost all of our assets. As a result, without JFAX.COM's approval, it may be difficult for us to obtain financing from any party other than JFAX.COM.

     Potential lenders to, and investors in, eFax.com also may be unwilling to finance us because the funds may primarily be used to make redemption payments to our preferred stockholders or to repay the Term Loan Agreement instead of funding our ongoing operations.

     No assurances can be given that eFax.com will have sufficient funds to complete the Merger and/or continue its operations in the event that the Merger is not completed.

     If the Merger does not occur, there can be no guarantee that additional financing will be available or, if available, will be sufficient to fund our continued operations. If eFax.com remains independent, we anticipate that we will continue to have quarterly losses and negative cash flow for the foreseeable future. We may require additional capital to fund any of the following:

   o Continuing operating losses.

   o Unanticipated opportunities.

   o Litigation costs.

   o Strategic alliances.

   o Changing business conditions.

   o Unanticipated competitive pressures.

     Obtaining additional financing will be subject to a number of factors, including the fact our Common Stock is no longer traded on The Nasdaq National Market; that restrictions placed on us by our creditors and our preferred stockholders; market conditions; our operating performance; and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us and could have terms that could dilute the interests of our common stockholders. If we are unable to raise additional capital in the event that the Merger does not occur, we will have to consider significantly curtailing our current operations and taking other actions, including declaring bankruptcy and/or liquidating the Company.

THERE ARE SIGNIFICANT RISKS IN CONNECTION WITH THE MERGER

     The Merger will not be effective, if ever, until a registration statement filed by JFAX.COM with the Securities and Exchange Commission is declared effective and unless the stockholders of eFax.com and JFAX.COM both approve resolutions related to the Merger and other conditions, to the Merger are met. There can be no assurance that either the eFax.com or the JFAX.COM stockholders will vote for approval of the resolutions required to complete the Merger or that the other conditions necessary to complete the Merger will be satisfied.

     As a result of entering into the Merger Agreement and our preparations in connection with the Merger:

   o Prior to the Merger, the prices of eFax.com and JFAX.COM Common Stock may be linked, subject to other factors affecting the Conversion Number. If the prices are linked, events, the price of JFAX.COM Common Stock and over which eFax.com has no control, could affect the price of eFax.com Common Stock. In addition, some of the factors which effect the price of JFAX.COM Common Stock, may be different from, or in addition to, factors which would normally affect the price of our Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

   o The potential Merger may affect employee morale. Since the initial announcement on April 6, 2000 that eFax.com and JFAX.COM were considering a merger, eFax.com has had a significant number of employees leave. On April 6, 2000, eFax.com had 107 employee and on August 4, 2000 the number of employees was 69. Josh Mailman, Vice President of Operations, and Michael C Tonneson, Vice President of Business Development, two of our five executive officers, have left eFax.com since the April 6th announcement and have not been replaced.

   o eFax.com must obtain JFAX.COM's permission to make significant changes to our operations. Under the terms of the Merger Agreement, eFax.com is required to conduct the Company's business in the ordinary course and use all reasonable efforts to maintain existing relationships with third parties. In addition, without JFAX.COM's permission, eFax.com is unable to sell any of the Company's securities or pledge any of the Company's property as collateral. As a result, without JFAX.COM's consent, eFax.com is unlikely to be able to raise any additional capital. The Merger Agreement prohibits us from increasing compensation for any of our employees and this may make it difficult to take actions which would enable eFax.com to retain key personnel. There can be no assurance that eFax.com will be able to obtain JFAX.COM's approval to undertake any activity prohibited by the Merger Agreement and in the absence of such approval we may be unable to perform the activities necessary to maximize our business, prospects, financial condition and results of operations.

   o A significant amount of eFax.com's current efforts relate to completing the Merger. eFax.com's efforts in connection with the Merger affect the amount of time which our management and other employees have to devote to the daily operations of the Company. In addition, a substantial amount of our cash flow is being dedicated to completing the Merger and these expenditures may limit the cash available to ongoing operations. We currently estimate that our out-of-pocket expenses related to the Merger will be approximately $800,000, excluding amounts expended to integrate our operating systems with JFAX.COM's. The amount of these expenditures may vary substantially depending on events occurring prior to the Merger. The allocation of our resources to the Merger may have a material adverse effect on our business, prospects, financial conditions and results of operations.

   o Terms of the Merger Agreement may preclude other offers. Under the terms of the Merger Agreement, we may not solicit additional offers to acquire the Company, but may accept a superior offer by another party to acquire us. If the Merger does not occur, we will be required to make the termination payment to JFAX.COM and pay JFAX.COM's out-of-pocket expenses incurred in connection with the Merger Agreement and the Term Loan Agreement. eFax.com's potential obligations to JFAX.COM may reduce the likelihood that any third party would make an offer to acquire us and could have an effect on the potential price of eFax.com's Common Stock.

   o Any substantial change to the Merger Agreement or substantial increase in the Merger consideration will require approval of our preferred stockholders. Under the terms of the Exchange Agreement, we can only require the preferred stockholders to receive equity securities of JFAX.COM if the Merger occurs on substantially the same terms as currently set forth in the Merger Agreement. The preferred stockholders will have a right to require a cash redemption for the Series D Shares if the total Merger consideration to be received by the eFax.com common stockholders and the eFax.com preferred stockholders exceeds 12,000,000 shares of JFAX.COM Common Stock. The cash redemption amount of the Series D Shares on August 10, 2000 was $19.6 million. In calculating the 12 million share figure, each share of JFAX.COM Common Stock which can be acquired upon the exercise of any warrant received by a preferred stockholder as Merger consideration will be included. While our current estimation is that the total consideration will be less than 12.0 million shares of JFAX.COM Common Stock, no assurances can be given that the total Merger consideration will not exceed 12.0 million shares of JFAX.COM Common Stock under the Conversion Number. If events occur which would cause the Merger consideration to exceed 12.0 million shares, there can be no assurance that the preferred stockholders would not exercise their cash redemption rights or would not require additional consideration in order to permit the completion of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

WE WILL HAVE SIGNIFICANT RISKS IF THE MERGER DOES NOT OCCUR

     If the Merger Agreement is terminated and eFax.com's board of directors determines that it is in our best interests to seek another merger or business combination, it is not certain that we will be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the Merger.
     In addition, if the Merger Agreement is terminated:

   o The holders of our Series D Shares are expected to have the right to require us to redeem all of the outstanding preferred stock in cash (approximately, $19.6 million on August 10, 2000). At present, eFax.com would not have sufficient cash to redeem our outstanding preferred stock.

   o We will be required to repay to JFAX.COM the amount outstanding under the Term Loan Agreement, including interest. As discuss above, unless the term of the Term Loan Agreement is extended by JFAX.COM, the loan must be repaid on October 31, 2000; provided that, under specified circumstances we may be required to repay the loan as early as August 31, 2000. As of the date of this Report, the outstanding principal under the Term Loan Agreement is $3.25 million. As collateral for the loan, we have given JFAX.COM a security interest in substantially all of our assets, including all of our DID numbers. If the loan becomes due and we are unable to timely repay any amounts outstanding, JFAX.COM may exercise its rights in connection with the assets in which it has a security interest.

   o We will need substantial amounts of cash to enable us to continue our operations as they are currently being conducted.

     At present, we do not have sufficient cash to redeem our outstanding preferred stock or to repay the outstanding principal and interest under the Term Loan Agreement. We also do not currently have any prospects for obtaining significant additional financing and no assurance can be given that we will be able to obtain the necessary cash to pay any amounts we owe or to continue our business. If sufficient cash cannot be obtained, we may be required to significantly curtail our operation and to take other actions including declaring bankruptcy and/or liquidating the company.

ADDITIONAL RISKS

     For additional risks effecting the ongoing operations of the Company on a stand alone basis, reference is made to the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended January 1, 2000 and Quarterly Report on Form 10-Q for the period ended April 1, 2000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     No change has occurred since the filing by the Company of its Annual Report on Form 10-K for the year ended January 1, 2000. Reference is made to
Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended January 1, 2000.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On June 20, 2000, Jerry Kirsch filed a lawsuit against the Company in the United States District Court for the Eastern District of Michigan asserting the ownership of certain United States patents and claiming that the Company is infringing these patents as a result of the Company's sale of multifunction hardware products. The suit requests unspecified damages, treble damages due to willful infringement, and preliminary and permanent injunctive relief. We have reviewed the Kirsch patents with our business and technical personnel and outside patent counsel and have concluded that we do not infringe these patents. As a result, we are confident of our position in this matter and intend to defend the suit vigorously; however if such suit is successful, it could have a material adverse effect on the Company and even if unsuccessful could require the substantial expenditure of time and costs in its resolution. See Note 9 to Notes to Condensed Consolidated Financial Statements.

ITEM 2.      CHANGES IN SECURITIES

     (a) On April 5, 2000, the Company entered into an exchange agreement with the holders of the Company's Series A Convertible Preferred Stock under which the holders agreed to exchange all of their outstanding shares of the Series A Convertible Preferred Stock for a new Series B Convertible Preferred Stock. The exchanged occurred on April 7, 2000 and the preferred stockholders received one share of Series B Convertible Preferred Stock for each of the 1,500 shares of Series A Convertible Preferred Shares. The Series B Shares which on July 17, 2000 were converted into shares of a new Series D Convertible Preferred Stock, had a stated value which reflected the 25% premium that the holders would have had the right, under the Series A Convertible Preferred Stock, to receive in cash at the time of the Merger with JFAX.COM. The Series B Convertible Preferred Stock was convertible into shares of the Company's Common Stock based on the average closing bid price of the Company's Common Stock for the 20 trading days beginning on April 7, 2000 and ending on May 5, 2000. The average closing bid price of the Company's common stock for this period was $2.31. Holders of the preferred shares had no voting rights, except as required by law, including, but not limited to, the General Corporation Laws of the State of Delaware. The Company could not declare or pay any cash dividend or distribution on the Common Stock without the prior express written consent of the holders of not less than two-thirds of the then outstanding preferred shares. In the event of a liquidation of the Company, the holders of the Series B Convertible Preferred Stock would have been entitled to receive distributions in preference to the holders of the Common Stock.

     (b) In April 2000, the Company issued warrants to purchase 250,000 shares of Common Stock to JFAX.COM in connection with the execution of term loan commitment letter. The warrant exercise price is $4.4375 which reset to $1.00 per share if the Merger does not occur. These warrants may be exercised immediately.

      The issuance and sale of all such securities was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number and nature of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investors, (iii) the fact that such persons represented and warranted to the Company, among other things, that such persons were acquiring the securities for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that a certificate representing the securities was issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom. In addition, the exchange of the Series A Convertible Preferred Stock into the Series B Convertible Preferred Stock was exempt under Section 3(a)(9) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits.
         --------

      Exhibit
      Number                      Description
      -------  ---------------------------------------------------------------
       10.56   Gross Rent Real Property Lease by and between Patterson
               Associates, LLC and the Company for Santa Barbara facilities dated February 3, 2000.
       10.57   Security Agreement between JFAX.COM, Inc. and the Company dated
               May 5, 2000.
       10.58   Term Loan Agreement by and between JFAX.COM, Inc. and the
               Company dated May 5, 2000.
       10.59   Promissory Note between JFAX.COM, Inc. and the Company dated
               May 5, 2000.
       10.60   Collateral Assignment of Copyrights (Security Agreement) between the Company as Pledgor and JFAX.COM, Inc. as Pledgee dated
               May 5, 2000.
       10.61   Collateral Assignment of Patents (Security Agreement) between the Company as Pledgor and JFAX.COM, Inc. as Pledgee dated
               May 5, 2000.
       10.62   Collateral Assignment of Trademarks (Security Agreement) between the Company as Pledgor and JFAX.COM, Inc. as Pledgee dated
               May 5, 2000.
       27.1    Financial Data Schedule.
       -----------------------

(b) Reports on Form 8-K. On April 6, 2000, the Company filed a Current Report on Form 8-K, concerning the execution of a letter of intent by the Company and JFAX.COM relating to the Merger and of the entry into an exchange agreement pursuant to which the shares of Series B Convertible Preferred Stock would be exchanged for shares of Series D Convertible Preferred Stock. On July 14, 2000, the Company filed a Current Report on Form 8-K, as amended, pertaining to the execution of a merger agreement between the Company and JFAX.COM, Inc., pursuant to which the Company will merge with a subsidiary of JFAX.COM and become a subsidiary of JFAX.COM and certain related matters. On August 9, 2000, the Company filed a Current Report on Form 8-K, related to the delisting of the Company's Common Stock from The Nasdaq National Market.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        EFAX.COM, INC.
                                ------------------------------
                                         (Registrant)



Date: August 15, 2000        By:  /s/   TODD J. KENCK
                                ------------------------------
                                        Todd J. Kenck
                                Vice President, Finance and
                                  Chief Financial Officer
                                 (Authorized Officer and
                                  Principal Financial and
                                    Accounting Officer)