Form 10-Q
period 2000-09-30
EFAX COM INC
filed 2000-11-20
CIK 872901

===============================================================================
                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2000.

     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from          to           .
                                                       ----------  -----------

                        Commission File Number  0-22561

                                   EFAX.COM
            (Exact name of Registrant as specified in its charter)




                Delaware                                77-0182451
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


              1378 Willow Road, Menlo Park, California   94025
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


As of November 17, 2000 there were 13,970,565 shares of common stock, $.01 par value, outstanding.

===============================================================================


                          EFAX.COM AND SUBSIDIARIES
                                  INDEX TO
                             REPORT ON FORM 10-Q
                    FOR QUARTER ENDED SEPTEMBER 30, 2000


                                                                       Page
                                                                       ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets - September 30,
            2000 and December 31, 1999................................   3

          Condensed Consolidated Statements of Operations - Three and
            Nine Months Ended September 30, 2000 and 1999.............   4

          Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 2000 and 1999..................   5

          Notes to Condensed Consolidated Financial Statements........   6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  14

Item 3. Quantitative and Qualitative Disclosures About Market Risk....  22


PART II.   OTHER INFORMATION


Item 1. Legal Proceedings.............................................  23

Item 2. Changes in Securities.........................................  23

Item 6. Exhibits and Reports on Form 8-K..............................  23

        Signature.....................................................  24



PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                         EFAX.COM AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                   September 30,   December 31,
2000  1999 (1)
                                                   -------------  -------------
                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $    877       $   1,752
  Short-term investments                                   --           2,988
  Accounts receivable, net                              1,546           2,414
  Inventories                                             504           1,698
  Prepaid expenses                                        539             507
                                                     --------        --------
    Total current assets                                3,466           9,359

Property, net                                           1,939           2,253
Other assets                                            3,270           3,896
                                                     --------        --------
    Total assets                                     $  8,675        $ 15,508
                                                     ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $  1,906        $  4,404
  Accrued liabilities                                   1,210           2,044
  Note payable - JFAX.COM, INC.                         4,000              --
  Restructuring reserve                                   413             605
  Current deferred revenue                              1,107             360
                                                     --------        --------
Total current liabilities                               8,636           7,413
                                                     --------        --------

Deferred revenue                                           --              25

Stockholders' equity:
  Series A convertible preferred stock, $0.01 par
    value; 5,000,000 shares authorized, shares
    outstanding: none in 2000 and 1500 in 1999             --           7,467
  Series D convertible preferred stock, $0.01 par
    value; 1,421 and none shares authorized, shares
    outstanding in 2000 and 1999 respectively          12,196              --
  Common stock, $0.01 par value; 35,000,000 shares
    authorized, shares outstanding: 13,970,565 in
    2000 and 13,012,130 in 1999                           140             130
  Additional paid-in capital                           49,525          48,342
  Warrants                                              7,816           7,098
  Accumulated other comprehensive income                   --              (7)
  Accumulated deficit                                 (69,638)        (54,960)
                                                     --------        --------
     Total stockholders' equity                            40           8,070
                                                     --------        --------
Total liabilities and stockholders' equity           $  8,675        $ 15,508
                                                     ========        ========

(1) Derived from the December 31, 1999 audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

For presentation purposes, the period ended January 1, 2000 is referred to above as ending on December 31, 1999.

See notes to condensed consolidated financial statements.


                          EFAX.COM AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                 (in thousands, except per share amounts)


                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  -------------------
                                           2000     1999       2000     1999
                                           ----     ----       ----     ----
Revenues:
  Product                                 $ 1,763  $ 4,649   $  7,003 $ 15,808
  eFax services                             1,909      442      4,640      475
  Software and technology license fees        795      816      2,977    2,997
  Development fees                             --      242         --      921
                                          -------  -------   -------- --------
    Total revenues                          4,467    6,149     14,620   20,201
                                          -------  -------   -------- --------

Costs and expenses:
  Cost of product revenues                  1,314    3,444      5,067   11,169
  Cost of eFax services                     1,629      750      4,909    1,418
  Cost of software and technology
    license fees                               72      168        265      446
  Research and development                    870    1,545      3,394    4,779
  Selling and marketing                       605    6,841      5,399   13,337
  General and administrative                1,619      877      4,856    4,072
                                          -------  -------   -------- --------
    Total costs and expenses                6,108   13,625     23,890   35,221
                                          -------  -------   -------- --------
Loss from operations                       (1,642)  (7,476)    (9,270) (15,020)
                                          -------  -------   -------- --------

Other income (expense):
  Interest income                              --      184         34      325
  Interest expense                           (454)      --       (687)      --
  Other income (expense)                       27       (6)       (72)     (68)
                                          -------  -------   -------- --------
    Total other income (expense), net        (427)     178       (725)     257
                                          -------  -------   -------- --------
Loss before income taxes                   (2,069)  (7,298)    (9,995) (14,763)

Provision for income taxes                     --       21         15       61
                                          -------  -------   -------- --------
Net loss                                   (2,069)  (7,319)   (10,010) (14,824)

Preferred stock dividends and accretion      (310)    (299)    (4,668)    (470)

Net loss applicable to common
  Stockholders                            $(2,379) $(7,618)  $(14,678)$(15,294)
                                          =======  =======   ======== ========
Net loss per share:
  Basic                                   $ (0.17) $ (0.59)  $  (1.10)$  (1.23)
                                          =======  =======   ======== ========
  Diluted                                 $ (0.17) $ (0.59)  $  (1.10)$  (1.23)
                                          =======  =======   ======== ========

Shares used in computing net loss
  per share:
  Basic                                    13,719   12,854     13,371   12,467
                                          =======  =======   ======== ========
  Diluted                                  13,719   12,854     13,371   12,467
                                          =======  =======   ======== ========


For presentation purposes, the period ended October 2, 1999 is referred to above as ending on September 30, 1999.

See notes to condensed consolidated financial statements.


                         EFAX.COM AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                           2000        1999
                                                           ----        ----
Cash flows from operating activities:
  Net loss                                              $ (10,010)   $ (14,824)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
      Depreciation and amortization                           745          872
      Loss (gain) on disposal of asset                         31          (39)
      Issuance of Common Stock for services                    --          208
      Additional value for change in exercise price
        of warrants                                            32           --
      Common Stock options - severance                        225        1,367
      Common Stock options -  services                          --          302
      Changes in assets and liabilities:
        Trade receivables                                     868        1,115
      Inventories                                           1,194        2,133
      Prepaid expenses                                        654         (342)
      Accounts payable                                     (2,498)       2,828
      Deferred revenue                                        722          124
      Accrued liabilities                                     (65)        (330)
      Restructuring reserve                                  (192)          --
                                                         --------     --------
        Net cash used for operating activities             (8,294)      (6,586)
                                                         --------     --------
Cash flows from investing activities:
  Purchases of short-term investments                          --       (2,996)
  Sale of short-term investments                            2,995        2,808
  Purchase of property                                       (479)      (1,301)
  Proceeds from sale of property                               17           --
 (Increase) decrease in other assets                          626         (594)
                                                         --------     --------
        Net cash provided by (used for) investing
          Activities                                        3,159       (2,083)
                                                         --------     --------
Cash flows from financing activities:
  Proceeds from issuance of note payable - JFAX.COM, INC.   4,000           --
  Proceeds from sale of Common Stock                          260        1,158
  Proceeds from sale of Series A Convertible Preferred
    Stock, net                                                 --       14,215
                                                         --------     --------
        Net cash provided by financing activities           4,260       15,373
                                                         --------     --------
Increase (decrease) in cash and cash equivalents             (875)       6,704
Cash and cash equivalents, beginning of period              1,752        1,305
                                                         --------     --------
Cash and cash equivalents, end of period                 $    877     $  8,009
                                                         ========     ========
Supplemental cash flow information:
  Interest paid                                          $     --     $     --
                                                         ========     ========
  Taxes paid - foreign withholding                       $     15     $     29
                                                         ========     ========
Supplemental noncash investing and financial information:
  Warrant expense - service                              $     --     $    337
                                                         ========     ========
  Valuation of warrants issued to JFAX.COM, INC.         $    686     $     --
                                                         ========     ========
  Conversion of accrued ESPP for purchase of
    Common Stock                                         $     --     $     45
                                                         ========     ========
  Trademark settlement                                   $     --     $  2,000
                                                         ========     ========
  Cumulative dividends on Series A Convertible
    Preferred Stock                                      $    315     $    470
                                                         ========     ========
  Conversion of Series A Convertible Preferred Stock
    to Series B Convertible Preferred Stock              $  7,467     $     --
                                                         ========     ========
  Redemption premium and accretion on Series B and
    Series D Convertible Preferred Stock                 $  4,353     $     --
                                                         ========     ========
  Redemption premium and accretion on Series B
    Convertible Preferred Stock                          $  1,084     $     --
                                                         ========     ========
  Conversion of Series B Convertible Preferred Stock
    to Common Stock                                      $  1,060     $     --
                                                         ========     ========
  Issuance of Common Stock options - severance           $    225     $     --
                                                         ========     ========


See notes to condensed consolidated financial statements.

                         EFAX.COM AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.     Basis of Presentation

Interim Financial Information
-----------------------------

     The accompanying condensed consolidated financial statements of eFax.com(tm) and its wholly-owned subsidiaries ("eFax" or the "Company") as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) that management considers necessary for a fair presentation of its financial position, operating results and cash flows for the interim periods presented. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. References to "we", "us" or "our" in this Report also refer to eFax.com

     The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's net loss of $14.7 million for the nine months ended September 30, 2000 and its negative working capital position of $5.2 million at September 30, 2000 raise substantial doubt regarding the Company's ability to continue as a going concern. In the three and nine months ended September 30, 2000, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient to support operations until such time, if any, that the Company's revenues from fee generating Internet-based services gain substantial market acceptance.

     On May 5, 2000, the Company entered into a loan agreement with JFAX.COM, Inc. (currently doing business as j2 Global Communications, Inc.) ("JFAX.COM") pursuant to which JFAX.COM is financing the Company while the two parties seek their shareholders' consent to the merger of eFax.com with a subsidiary of JFAX.COM. Meetings of the shareholders of eFax.com and JFAX.COM are scheduled for November 22, 2000 to approve the merger. If the shareholders of both companies approve the merger, the merger is anticipated to be consummated promptly following the meeting. Under the loan agreement, the Company may borrow up to $5.0 million, of which, as of November 20, 2000, the Company has borrowed $4.0 million. No assurance can be given that approval of the merger will be obtained, that the merger will ultimately be consummated or that the proceeds of the loan agreement will be sufficient to sustain the Company until the merger occurs, if ever. In the event that the merger is not consummated, is consummated after the expiry of the term loan or is consummated after the Company has exhausted all of the funds available under the term loan, the Company will need to obtain additional financing to repay the loan from JFAX.COM and/or to finance continuing operating losses. In such event, there can be no assurance that the Company will be successful in obtaining additional financing and any such failure to obtain financing would result in a material adverse effect on our ability to meet our business objectives and continue as a going concern. The Company does not currently consider it likely that it will be able to find any additional sources of financing if the merger does not occur. In light of the forgoing assumptions, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     On August 8, 2000, Ronald Brown resigned as President of the Company.

     This financial data should be read in conjunction with the audited financial statements and notes thereto included in eFax.com's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain prior quarter amounts have been reclassified to conform to the current quarter presentation for cost of licenses and services as well as selling and marketing expenses.


Fiscal Period End
-----------------

     The Company uses a 52-53 week fiscal year ending on the first Saturday on or after December 31. For presentation purposes, the Company refers herein to the 13-week period ended October 2, 1999 as the three months ended

                          EFAX.COM AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

September 30, 1999, and the 39-week period ended October 2, 1999 as the nine months ended September 30, 1999.
Per Share Information

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


2.   Inventories

     Inventories consist of the following (in thousands):


                                                 September 30,   December 31,
                                                     2000            1999
                                                     ----            ----
     Materials and supplies                         $   323        $   305
     Work-in-process                                     --            624
     Finished goods                                     181            769
                                                    -------        -------
       Total                                        $   504        $ 1,698
                                                    =======        =======


3.     Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                 September 30,   December 31,
                                                     2000            1999
                                                     ----            ----
     Compensation and related benefits              $   480        $   684
     Accrued Series A Convertible Preferred Stock
       Dividends                                         --            769
     Product warranty                                    59             59
     Royalties                                           25             42
     Other                                              646            490
                                                    -------        -------
       Total                                        $ 1,210        $ 2,044
                                                    =======        =======


4.   Note payable - JFAX.COM, INC.

     On May 5, 2000, the Company entered into a term loan agreement ("Term Loan Agreement") with JFAX.COM under which JFAX.COM agreed to lend to the Company an amount of up to $5.0 million. Borrowings under Term Loan Agreement are evidenced by an executed note payable and bear an interest rate of 13% per
annum.   As discuss above, unless the term of the Term Loan Agreement is extended by JFAX.COM, the loan must be repaid on the later of October 31, 2000 or 60 days after the termination of the merger agreement related to the merger between eFax.com and JFAX.com if the termination is a result of a failure of JFAX.COM's stockholders to approve the merger or as a result of a material breach of the merger agreement by JFAX.COM. If eFax.com's stockholders fail to approve the merger, eFax.com's board of directors withdraws its support for the merger, eFax.com materially breaches the merger agreement or eFax.com accepts an offer superior to JFAX.COM's offer, then the repayment

                         EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

date will accelerate to the date that the event occurs. As of September 30, 2000, the outstanding principal under the Term Loan Agreement was $4.0 million. As collateral for the loan, the Company has given JFAX.COM a security interest in substantially all of its assets, including all of its DID numbers. If the loan becomes due and the Company is unable to timely repay any amounts outstanding, JFAX.COM may exercise its rights in connection with the assets in which it has a security interest. As consideration for entering into a loan commitment, the Company granted JFAX.COM warrants to purchase 250,000 shares of Common Stock on April 5, 2000 at an exercise price of $4.4375. The warrants have a two year life. The value of the warrants is being amortized over the life of the loan.


5.   Comprehensive Income

     Effective January 1, 1998, eFax.com adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended September 30, 2000, there were no differences between eFax.com's comprehensive loss and net loss. For the nine months ended September 30, 2000, eFax.com's comprehensive loss was $14,671,000 as compared to a net loss of $14,678,000. For the three and nine months ended September 30, 1999, there were no differences between eFax.com's comprehensive loss and net loss.


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

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by SAB 101A and 101B. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. The Company has elected early adoption of SAB 101 and is in compliance with SAB 101 revenue recognition requirements.

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

                         EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

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


8.   Discontinued Product Lines and Related Restructuring Charges

     During January 2000, we restructured our operations to focus on the Internet communications services, which we introduced in February 1999, by discontinuing efforts on the development and marketing of branded and licensed products and software solutions for the MFP market. In connection with the Company's announced decision to exit from the manufacturing of MFP products, the Company recognized in the fourth quarter of 1999 a $1.1 million write-down of inventory to reflect anticipated net realizable values of the inventory on hand. Also in connection with the Company's decision to exit from manufacturing MFP hardware products, the Company recognized in the fourth quarter of 1999 an $872,000 restructuring charge for the write-down of capital equipment, intellectual property and leasehold improvements, excess facilities accruals and severance costs. As a result, the Company substantially reduced its manufacturing work force and downsized its hardware manufacturing operations. The discontinuation and restructuring was substantially completed in the first quarter of 2000, during which period an additional charge of $450,000 was recognized for certain executive severance costs incurred in January 2000. The Company recorded total charges of approximately $1.9 million as follows:


                                      Total
                                  Restructuring                   Balance at
(in thousands)                        Charge      Utilized   September 30, 2000
                                      ------      --------   ------------------
Write-down of inventory              $    826     $    826        $     --
Reserve for estimated cost of
  purchase commitments                    234           35             199
                                     --------     --------        --------
     Subtotal                           1,060          861             199
                                     --------     --------        --------
Write-down of machinery and
  Equipment                               312          312              --
Reserve for estimated lease costs         171           10             161
Reserve for estimated severance costs     169          169              --
Write-down of acquired technology         167          167              --
Reserve for estimated post-warranty
  technical support costs                  53           --              53
                                     --------     --------        --------
  Subtotal                                872          658             214
                                     --------     --------        --------
                                     $  1,932     $  1,509        $    413
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

                         EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

9.   Litigation

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


10.   The Merger and Other Events

Merger Agreement
----------------

     On July 13, 2000, the Company entered into a merger agreement (the "Merger Agreement") with JFAX.COM, a unified Internet communications company, and JFAX.COM Merger Sub, Inc., a newly formed subsidiary of JFAX.COM (the "Merger Sub"). Under the terms of the Merger Agreement, the Company has agreed to merge with the Merger Sub (the "Merger") and become a wholly-owned subsidiary of JFAX.COM. Meetings of the shareholders of eFax.com and JFAX.COM are scheduled for November 22, 2000 to approve the proposed Merger. If the shareholders of both companies approve the Merger, the Merger is anticipated to be consummated promptly following the meeting, however, no assurance can be given that the Merger will occur at such time, if ever. As consideration for the Merger, the Company's stockholders would receive the following:

     o For each share of the Company's common stock, par value $.01 per share (the "Common Stock"), its holder would receive a fraction of a share of JFAX.COM Common Stock, par value $0.01 per share ("JFAX.COM Common Stock"), determined by a conversion number formula included in this report (the "Conversion Number").

     o Subject to certain limitations, for each share of the Company's Series D Convertible Preferred Stock, par value $0.01 per share (the "Series D Shares"), outstanding at the time of the Merger, its holder would receive 4,985 shares of JFAX.COM Common Stock (collectively if all 1,421 Series D Shares are outstanding at the time of the Merger, 7,083,685 shares), which amount will increase between November 20, 2000 and the time of the Merger at an annualized rate of 3.5%.

     o The holders of the Series D Shares (the "Investors") have agreed to receive a warrant to acquire shares of JFAX.COM Common Stock under the circumstances described below under "Agreements with Investors" instead of a portion of the JFAX.COM Common Stock which they would otherwise have a right to receive as consideration for the Merger.

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

                         EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


     o The closing date of the Merger, the amount of cash which the Company has (other than cash from the sale of certain assets of the Company), the amount of certain of the Company's prepaid expenses and the amount of the Company's overdue payables.

     o The number, if any, of the shares of Common Stock into which the Series D Shares are converted prior to the time of the Merger.

     O The timing of the Merger.

     As of November 20, 2000, the Company has borrowed $4.0 million under the Term Loan Agreement.

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

     The 1,750,000 amount will be reduced to 750,000 if the termination of the Merger Agreement occurs because JFAX.COM's stockholders do not approve the Merger or if JFAX.COM materially breaches the Merger Agreement.
If the Company is acquired by another entity, it must pay the amount to JFAX.COM promptly following the consummation of the acquisition. If the Company does a securities offering, it is required to make the payment within 270 days of the offering. In addition, the Company is required to pay JFAX.COM for any of JFAX.COM's out-of-pocket expenses related to the Merger Agreement or the Term Loan Agreement between the two parties if the Merger Agreement is terminated because of a failure of the Company's stockholders to approve the Merger Agreement or as a result of any action by eFax.com's board of directors or eFax.com's material breach of the merger agreement.

     The consummation of the Merger will depend upon the approval of the Merger by both the holders of a majority of the outstanding shares of Common Stock and the holders of a majority of the JFAX.COM Common Stock being voted at the meeting to approve the Merger. To complete the Merger, the Company and JFAX.COM must also fulfill the other conditions required by the Merger Agreement. A Proxy Statement/Prospectus, dated October 20, 2000 (the "Proxy Statement/Prospectus"), which was part of a registration statement on Form S-4 filed with the Securities and Exchange Commission by JFAX.COM has been mailed to the shareholders of eFax.com and JFAX.COM in connection with the shareholders meetings of eFax.com and JFAX.COM scheduled for November 22, 2000. Agreements with Investors

     On July 13, 2000, the Company entered into an exchange agreement (the "Exchange Agreement") with the Investors and the Company and JFAX.COM entered into a side agreement (the "Side Agreement") with the Investors. Under the terms of the Exchange Agreement, the shares of Series B Convertible Preferred Stock held by the Investors were converted into an equal number of Series D Shares on July 17, 2000.

     Under the terms of the Side Agreement, each Investor has agreed that as consideration for the Merger it would receive:

     o Shares of JFAX.COM Common Stock to the extent that such shares held by the Investor and its affiliates do not exceed 10% (the "10% Limitation") of the total outstanding shares of JFAX.COM Common Stock

                         EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)

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

     For more information concerning the Merger Agreement, the Agreement with Investors and the Agreement with IGC, see the Company's Current Report of Form 8-K dated July 14, 2000 and the Proxy Statement/Prospectus.


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

                         EFAX.COM AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (Unaudited)


Nasdaq National Market Listing
------------------------------

     On August 9, 2000, the Company's common stock was delisted from The Nasdaq National Market. The delisting was as a result of the Company's failure to meet Nasdaq's continued listing requirements.

     The common stock is currently trading on the over-the-counter electronic bulletin board sponsored by Nasdaq.

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

     If the Merger does not occur, the Company believes that it is likely that its preferred stockholders will have the right to require the Company to redeem all or part of their preferred stock for cash. The current redemption value of all of the outstanding preferred shares is approximately $19.6 million on November 15, 2000.

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

     eFax.com's revenues have been historically derived from four sources: (i) product revenues consisting of sales of JetFax branded MFPs, original equipment manufacturer ("OEM") branded MFPs, consumables and upgrades; (ii) eFax(R) services revenues derived from the Company's Internet-based services introduced during the quarter ended June 30, 1999; (iii) software and technology license fees related to both the Company's embedded system technology for MFPs and desktop software; and (iv) development fees for the customization and integration of eFax.com's embedded system technology and desktop software in OEM products. Historically, product revenues have accounted for the majority of eFax.com's total revenues. For the three months ended September 30, 2000, product revenues, eFax services revenues, software and technology licenses and development fees, as a percentage of total revenues were 39%, 43%, 18%, and 0.0%, respectively, as compared to 76%, 7%, 13%, and 4%, respectively, for the similar period in the prior year. For the nine months ended September 30, 2000, product revenues, eFax services revenues, software and technology licenses and development fees, as a percentage of total revenues were 48%, 32%, 20%, and 0.0%, respectively, as compared to 78%, 2%, 15%, and 5%, respectively, for the similar period in the prior year.

     Shipments of the new OEM platform MFP began in the fourth quarter of 1999. We made our final OEM shipments during the first quarter of 2000. Overall product revenues for the three and nine months ended September 30, 2000 declined from the prior year as a result of the Company's transition to an Internet-based business model.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


Recent Developments
-------------------

     A meeting of the shareholders of each of eFax.com and JFAX.COM has been scheduled for November 22, 2000 to vote on the proposed merger of eFax.com with a subsidiary of JFAX.COM. If the shareholders of both companies approve the merger, the merger is anticipated to be consummated promptly following the meeting, however, no assurance can be given that the merger will occur at such time, if ever.

Results of Operations
---------------------

     The following table sets forth, as a percentage of total revenues, certain items in eFax.com's statements of operations for the periods indicated.

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                        ------------------  -------------------
                                           2000     1999       2000     1999
                                           ----     ----       ----     ----

Revenues:
  Product                                  39.5%    75.6%     47.9%     78.3%
  eFax services                            42.7      7.2      31.7       2.3
  Software and technology license fees     17.8     13.3      20.4      14.8
  Development fees                           --      3.9        --       4.6
                                         ------   ------    ------    ------
    Total revenues                        100.0    100.0     100.0     100.0
                                         ------   ------    ------    ------
Costs and expenses:  Cost of product revenues                 29.4      56.0
34.7      55.3
  Cost of eFax services                    36.5     12.2      33.6       7.0
Cost of software and technology
  license fees                              1.6      2.7       1.8       2.2
Research and development                   19.5     25.1      23.2      23.7
Selling and marketing                      13.6    111.3      36.9      66.0
General and administrative                 36.2     14.3      33.2      20.2
                                         ------   ------    ------    ------

    Total costs and expenses             (136.8)   221.6     163.4     174.4
                                         ------   ------    ------    ------
Loss from operations                      (36.8)  (121.6)    (63.4)    (74.4)
Other income (expense), net                (9.5)     2.9      (5.0)      1.3
                                         ------   ------    ------    ------
Loss before income taxes                  (46.3)  (118.7)    (68.4)    (73.1)
Provision for income taxes                   --      0.3       0.1       0.3
                                         ------   ------    ------    ------
Net loss                                  (46.3)% (119.0)%   (68.5)%   (73.4)%
                                         ======   ======    ======    ======


Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

     Revenues.  Total revenues decreased 27% to $4.5 million from $6.1 million
     --------
for the three months ended September 30, 2000 and 1999, respectively. Total revenues decreased 28% to $14.6 million from $20.2 million for the nine months ended September 30, 2000 and 1999, respectively. The declines resulted primarily from a decline in product revenues as the Company transitioned to an Internet-based business model.

     Product revenues decreased 62% to $1.8 million from $4.6 million for the three months ended September 30, 2000 and 1999, respectively. Product revenues decreased 56% to $7.0 million from $15.8 million for the nine months ended September 30, 2000 and 1999, respectively. These declines reflected the factors related to the discontinuation of the Company's MFP products. Revenue from shipments of MFP products for the three and nine months ended September 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

2000 declined 62% and 56%, respectively, from the similar periods in the preceding year, as final domestic and international units of the Company's MFP products were sold. Product revenues also reflected the continued erosion in average selling prices, driven by the level of OEM business, product discontinuation and general market pressures. Unit sales for the three and nine months ended September 30, 2000 also decreased, down 99% and 85%, respectively, from the similar periods in the prior year. As a result, product revenues declined for the three and nine months ended September 30, 2000 as the move to a new business model was implemented. During the second and third quarters of 2000, we no longer shipped MFP product inventory to our OEM customer and do not intend to sell any MFP products in the future. Revenues associated with the sale of consumables decreased 13% for the three months ended September 30, 2000 versus the similar period in the prior year. Consumable revenues decreased 10% for the nine months ended September 30, 2000 versus the similar period in the prior year. We anticipate that we will continue to sell consumables to our installed base of hardware customers. However, as this base will not continue to grow, we expect consumable revenues will continue to decline over the next several quarters.

     eFax Services revenue increased to $1.9 million for the three months ended September 30, 2000 as compared to $442,000 for the similar period in 1999. eFax Services revenue increased to $4.6 million for the nine months ended September 30, 2000 as compared to $475,000 for the similar period in 1999. These increases reflected the Company's transition to an Internet-based business model. eFax Services revenue consisted primarily of recurring monthly subscription fees, signup fees, usage-based charges and revenues from advertising activities. eFax Services revenue began in June 1999.

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

     Software and technology licensing fees decreased 3% to $795,000 for the three months ended September 30, 2000 from $816,000 for the similar period in the prior year. Software and technology licensing fees remained unchanged at $3.0 million for the nine months ended September 30, 2000 and 1999. Royalty fees from sales of the Hewlett-Packard 3150 increased by 8% and 32% for the three and nine months ended September 30, 2000 from the similar periods in the prior year. We anticipate that future royalties will decrease to minimal amounts over the next two quarters as this product is nearing the end of production and marketing.

     Development fees declined 100% to zero from $242,000 for the three months ended September 30, 2000 and 1999, respectively. Development fees declined 100% to zero from $921,000 for the nine months ended September 30, 2000 and 1999, respectively. These declines reflected the completion of current projects and conversion of development fees to per unit royalties. Currently, we have no plans for new development projects and as a result do not anticipate future development fees.

     International revenues accounted for 4% and 19% of total revenues for the three months ended September 30, 2000 and 1999, respectively. International revenues accounted for 6% and 13% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. Historically, international revenues were derived primarily from product sales and consumables. International revenues are likely to further decline in the near term due to the discontinuation of hardware production. All of the development fees and software and technology license revenues, and most of the product revenues, have been denominated and collected in United States dollars. The Company has not hedged the foreign currency exposure related to product sales denominated in foreign currencies as the impact has not been significant.

     Three customers, Hewlett-Packard, Konica Business Technologies and IKON Office Solutions accounted for $2.5 million (17%), $1.7 million (10%), and $1.4 million (10%), of total revenues for the nine months ended September 30, 2000, respectively. The same three customers, Hewlett-Packard, Konica Business Technologies and IKON Office Solutions, accounted for $2.6 million in software and technology license fees (15%), $2.3 million in OEM product sales (11%) and $2.3 million in product sales (11%), respectively, of total revenues for the nine months ended September 30, 1999.

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

     Cost of product revenues decreased 62% to $1.3 million from $3.4 million for the three months ended September 30, 2000 and 1999, respectively. Cost of product revenues decreased 55% to $5.1 million from $11.2 million for the nine months ended September 30, 2000 and 1999, respectively. The gross margins for the Company's branded MFP products were constrained by the competitive nature of the marketplace, pricing pressures and the greater name recognition of the larger companies with which eFax.com competes. The margins on consumables, such as toner cartridges and drums, and on upgrades, such as the two-line upgrade, were typically higher than on the base unit. Product gross margin was 25% for the three months ended September 30, 2000, as compared to 26% for the similar period in the prior year. Product gross margin was 28% for the nine months ended September 30, 2000, down from 29% for the similar period in the prior year. The decreases for the three and nine months ended September 30, 2000 were attributable to decreased sales volume and average selling price declines.

     Cost of eFax Services.   Direct costs of providing the eFax Services
     ---------------------
totaled $1.6 million for the three months ended September 30, 2000 as compared to $750,000 for the similar period in the prior year. Direct costs of providing the eFax Services totaled $4.9 million for the nine months ended September 30, 2000 as compared to $1.4 million for the similar period in the prior year. The increase in cost of eFax Services resulted from expansion in support of the Company's planned business growth including service delivery costs such as telephony charges, depreciation on capital equipment, hiring operations personnel as well as all technical and customer support related expenses.

     Cost of Software and Technology License Fees.  Cost of software and
     --------------------------------------------
technology license fees consists primarily of royalties paid for licensed technology included in the Company's products and amortization of purchased technology. Cost of software and technology license fees revenues decreased 57% to $72,000 from $168,000 for the three months ended September 30, 2000 and 1999, respectively. Cost of software and technology license fees revenues decreased 41% to $265,000 from $447,000 for the nine months ended September 30, 2000 and 1999, respectively.

     Research and Development.  Research and development expenses declined 44%
     ------------------------
to $870,000 from $1.5 million for the three months ended September 30, 2000 and 1999, respectively. Research and development expenses declined 29% to $3.4 million from $4.8 million for the nine months ended September 30, 2000 and 1999, respectively. These declines resulted from lower software development charges in support of the new eFax Service, reduced outside development services and eliminated prototype and tooling charges in support of the OEM/MFP platform.

     Selling and Marketing.    Selling and marketing expenses decreased 91% to
     ---------------------
$605,000 from $6.8 million for the three months ended September 30, 2000 and 1999, respectively. Selling and marketing expenses decreased 60% to $5.4 million from $13.3 million for the nine months ended September 30, 2000 and 1999, respectively. Decreased promotional activity in support of the eFax services accounted for substantially all of the decrease combined with the elimination of external marketing efforts related to the branded hardware business. Selling and marketing expenses included approximately $590,000 in expenses associated with advertising for the three months ended September 30, 2000 as compared to $6.5 million for the similar period in 1999. Selling and marketing expenses included approximately $5.1 million in expenses associated with advertising for the nine months ended September 30, 2000 as compared to $12.1 million for the similar period in 1999. In anticipation of the consummation of the merger with JFAX.COM, only limited discretionary selling and marketing expenses are expected in the fourth quarter of 2000.

     General and Administrative.   General and administrative expenses
     --------------------------
increased 85% to $1.6 million from $877,000 for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses increased 19% to $4.9 million from $4.1 million for the nine months ended September 30, 2000 and 1999, respectively. The increases for the three and nine months ended September 30, 2000 primarily resulted from legal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

and accounting costs associated with the anticipated merger which were partially offset by cost containment efforts combined with reductions in personnel.

     Interest and Other Income (Expense), Net.  Interest and other income
     ----------------------------------------
(expense), net, decreased to net other expenses of $427,000 from net other income of $178,000 for the three months ended September 30, 2000 and 1999, respectively. Interest and other income (expense), net, decreased to net other expenses of $725,000 from net other income of $270,000 for the nine months ended September 30, 2000 and 1999, respectively. These declines reflect primarily a decrease in interest income from interest-bearing investments and an increase in interest expense payable under the loan agreement with JFAX.COM.

     Provision for Income Tax.     Due to eFax.com's net losses, there were no
     ------------------------
provisions for federal or state income taxes for the three months ended September 30, 2000 and 1999, respectively. Income tax provisions of none and $15,000 for the three and nine months ended September 30, 2000, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes. Income tax provisions of $21,000 and $61,000 for the three and nine months ended September 30, 1999, respectively, relate primarily to foreign withholding taxes on certain royalty fees, but also include minimum state and franchise taxes.


Liquidity and Capital Resources
-------------------------------

     In the three and nine months ended September 30, 2000, the Company's revenues were not sufficient to support its operations, and revenues will not be sufficient to support operations until such time, if any, that the Company's revenues from technology licensing agreements and fee generating Internet-based services gain substantial market acceptance. eFax.com has financed its operations to date principally through private placements of debt and equity securities, proceeds from borrowings, including borrowings from JFAX.COM, Inc., and sales of common stock. The total amount of equity raised through November 20, 2000 was approximately $70 million through a series of private financing rounds at eFax.com, and sales of common and preferred stock. All of such equity capital was raised prior to December 31, 1999. On May 5, 2000, the Company entered into a loan agreement with JFAX.COM pursuant to which JFAX.COM is financing the Company while the two parties seek their shareholders' consent to the Merger of eFax.com with a subsidiary of JFAX.COM. Under the loan agreement, the Company may borrow up to $5.0 million, of which, as of November 20, 2000, the Company has borrowed $4.0 million. Meetings of the shareholders of eFax.com and JFAX.COM are scheduled for November 22, 2000 to approve the proposed Merger. If the shareholders of both companies approve the Merger, the Merger is anticipated to be consummated promptly following the meeting. No assurance can be given that the approval of the Merger will be obtained, that the Merger will ultimately be consummated or that the proceeds of the loan agreement will be sufficient to sustain the Company until the Merger occurs, if ever. In the event that the Merger is not consummated, is consummated after the expiry of the term loan or is consummated after the Company has exhausted all of the funds available under the term loan, the Company will need to obtain additional financing to repay the loan from JFAX.COM and/or to finance continuing operating losses. In such event, there can be no assurance that the Company will be successful in obtaining additional financing and that would result in a material adverse effect on the Company's ability to meet its business objectives and continue as a going concern. The Company does not currently consider it likely that it will be able to find any additional sources of financing if the Merger does not occur. If we are unable to raise additional capital in the event that the Merger does not occur, we will have to consider significantly curtailing our current operations and taking other actions, including declaring bankruptcy and/or liquidating the Company. See Notes 1 and 10 to the Condensed Consolidated Financial Statements.

     Cash, cash equivalents and short-term investments decreased to $877,000 at September 30, 2000 from $4.7 million at December 31, 1999. Net cash used for operating activities was $8.3 million for the nine months ended September 30, 2000, resulting primarily from the Company's net loss of $10.0 million partially offset by non-cash charges of $1.0 million. In addition, inventories decreased to $1.2 million from $1.7 million at September 30, 2000 and December 31, 1999, respectively, a result of reduced stocking levels related to the discontinuance of the Company's MFP product line and an associated write-down of $1.0 million. Accounts receivable decreased to $868,000 from $2.4 million at September 30, 2000 and December 31, 1999, respectively, which was principally the result of the withdrawal from the MFP market. Accounts payable decreased $2.5 million to $1.9 million at September 30, 2000 from $4.4 million at December 31, 1999. Other changes in working capital items also partially offset the net loss by approximately $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     Investing activities for the nine months ended September 30, 2000 provided $3.2 million of cash as $3.0 million in proceeds from the sale of short-term investments and a $626,000 decrease in other assets were partially offset by $479,000 in purchases of property.

     Financing activities for the nine months ended September 30, 2000 provided $4.2 million of cash primarily from $4.0 million in proceeds from the issuance of a note payable to JFAX.COM and $260,000 in proceeds from the sale of common stock resulting from the exercise of employee stock options.


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


EFAX.COM MAY BE UNABLE TO OBTAIN SUFFICIENT FUNDS TO CONTINUE OPERATIONS

     To the extent our revenues are not sufficient to fund our operations, our only current source of financing is pursuant to the Term Loan Agreement with JFAX.COM. Under the Term Loan Agreement, we may borrow up to $5.0 million of which $4.0 million has already been borrowed.

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

     The Merger is currently anticipated to be completed promptly following our shareholders meeting on November 22, 2000. If the Merger does not occur, eFax.com does not anticipate that it will be able to make any additional borrowings under the Term Loan Agreement and may be required to immediately repay all of the outstanding principal and interest under the Term Loan Agreement.

     If the Term Loan Agreement is amended to increase the amount of principal which we may borrow and our borrowing from JFAX.COM is in excess of $5.0 million, the Merger consideration to be received by our common stockholders will be reduced. The fraction of a share of JFAX.COM Common Stock which will be received for each share of our common stock is based on a conversion number formula (the "Conversion Number"). Additional borrowings under the Term Loan Agreement would cause a decrease in the Conversion Number (and a corresponding decrease in the amount of Merger consideration to be paid to our common stockholders) unless the borrowings are offset by our having additional cash at the time of the Merger. Because the number of shares of JFAX.COM common stock, which our preferred stockholders will received in the Merger, is unaffected by our additional borrowings from JFAX.COM, any amounts, which we borrow from JFAX.COM, will only affect the amount of Merger consideration to be received by our common stockholders.

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

     o Unanticipated opportunities.

     o Litigation costs.

     o Strategic alliances.

     o Changing business conditions.

     o Unanticipated competitive pressures.

     Obtaining additional financing will be subject to a number of factors, including the fact that our Common Stock is no longer traded on The Nasdaq National Market; that restrictions placed on us by our creditors and our preferred stockholders; market conditions; our operating performance; and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financings unattractive to us and could have terms that could dilute the interests of our common stockholders. If we are unable to raise additional capital in the event that the Merger does not occur, we will have to consider significantly curtailing our current operations and taking other actions, including declaring bankruptcy and/or liquidating the Company.

THERE ARE SIGNIFICANT RISKS IN CONNECTION WITH THE MERGER

     The Merger will not be effective, if ever, unless the stockholders of eFax.com and JFAX.COM both approve resolutions related to the Merger and other conditions, to the Merger are met. Meetings of the stockholders of eFax.com and JFAX.COM to approve the Merger are scheduled for November 22, 2000. There can be no assurance that either the eFax.com or the JFAX.COM stockholders will vote for approval of the resolutions required to complete the Merger or that the other conditions necessary to complete the Merger will be satisfied.

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

     o Any substantial change to the Merger Agreement or substantial increase in the Merger consideration will require approval of our preferred stockholders. Under the terms of the Exchange Agreement, we can only require the preferred stockholders to receive equity securities of JFAX.COM if the Merger occurs on substantially the same terms as currently set forth in the Merger Agreement. The preferred stockholders will have a right to require a cash redemption for the Series D Shares if the total Merger consideration to be received by the eFax.com common stockholders and the eFax.com preferred stockholders exceeds 12,000,000 shares of JFAX.COM Common Stock. The cash redemption amount of the Series D Shares on November 20, 2000 was $19.6 million. In calculating the 12.0 million share figure, each share of JFAX.COM Common Stock which can be acquired upon the exercise of any warrant received by a preferred stockholder as Merger consideration will be included. While our current estimation is that the total consideration will be less than 12.0 million shares of JFAX.COM Common Stock, no assurances can be given that the total Merger consideration will not exceed 12.0 million shares of JFAX.COM Common Stock under the Conversion Number. If events occur which would cause the Merger consideration to exceed 12.0 million shares, there can be no assurance that the preferred stockholders would not exercise their cash redemption rights or would not require additional consideration in order to permit the completion of the Merger.

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

     In addition, if the Merger Agreement is terminated:

     o The holders of our Series D Shares are expected to have the right to require us to redeem all of the outstanding preferred stock in cash (approximately, $19.6 million on November 20, 2000). At present, eFax.com would not have sufficient cash to redeem our outstanding preferred stock.

     o We will be required to repay to JFAX.COM the amount outstanding under the Term Loan Agreement,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

       including interest. As of the date of this Report, the outstanding principal under the Term Loan Agreement is $4.0 million. As collateral for the loan, we have given JFAX.COM a security interest in substantially all of our assets, including all of our DID numbers. If the loan becomes due and we are unable to timely repay any amounts outstanding, JFAX.COM may exercise its rights in connection with the assets in which it has a security interest.

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

ADDITIONAL RISKS

     For additional risks effecting the ongoing operations of the Company on a stand alone basis, reference is made to the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended January 1, 2000 and Quarterly Reports on Form 10-Q for the periods ended April 1, 2000 and July 1, 2000.

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


ITEM 2.      CHANGES IN SECURITIES

     (a) On July 13, 2000, the Company entered into an exchange agreement with the holders of the Company's Series B Convertible Preferred Stock under which the holders agreed to exchange all of their outstanding shares of the Series B Convertible Preferred Stock for a new Series D Convertible Preferred Stock. The exchanged occurred on July 17, 2000 and the preferred stockholders received one share of Series D Convertible Preferred Stock for each of the 1,447 shares of Series B Convertible Preferred Shares.


     The exchange of the Series B Convertible Preferred Stock into the Series D Convertible Preferred Stock was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act"), by virtue of Section 4(2) thereof due to, among other things, (i) the limited number and nature of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investors,
(iii) the fact that such persons represented and warranted to the Company, among other things, that such persons were acquiring the securities for investment only and not with a view to the resale or distribution thereof, and
(iv) the fact that a certificate representing the securities was issued with a legend to the effect that such securities had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom. In addition, the exchange of the Series B Convertible Preferred Stock into the Series D Convertible Preferred Stock was exempt under Section 3(a)(9) of the Securities Act.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          --------
  Exhibit
  Number              Description
  ------              -----------

   27.1       Financial Data Schedule.

-------------------------

(b) Reports on Form 8-K. During the fiscal quarter ended September 30, 2000, the Company filed the following Current Reports on Form 8-K:

    o Current Report on Form 8-K, as amended by two filings, filed on July 14, 2000, with regard to the execution of a definitive merger agreement with JFAX.COM, Inc. and a subsidiary of JFAX.COM, Inc.

    o Current report on Form 8-K, filed on August 9, 2000, with regard to the delisting of the Company's common stock from the Nasdaq National Market System.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  EFAX.COM, INC.
                                             -----------------------
                                                   (Registrant)


Date: November 20, 2000                  By: /s/   TODD J. KENCK
                                             -----------------------
                                                   Todd J. Kenck
                                           Vice President, Finance and
                                             Chief Financial Officer
                                             (Authorized Officer and
                                             Principal Financial and
                                               Accounting Officer)